Form 10-Q
period 2021-09-30
Singular Genomics Systems, Inc.
filed 2021-11-09
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-40443

SINGULAR GENOMICS SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	81-2948451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10931 N. Torrey Pines Road, Suite #100 La Jolla, California 92037

(858) 333-7830

(Registrant’s address of principal executive offices

and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OMIC	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

72,058,523 shares of common stock, $0.0001 par value, outstanding as of October 31, 2021.

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
•
the impact of the COVID-19 pandemic on our business;
•
our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
•
the performance of third-party manufacturers and suppliers;
•
our ability to effectively manufacture our products;
•
the potential effects of government regulation;
•
our ability to hire and retain key personnel and to manage our future growth effectively;
•
our ability to obtain additional financing on favorable terms to us or at all;
•
our expectations regarding use of proceeds from our initial public offering;
•
the impact of local, regional, national and international economic conditions and events;
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

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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
•
We expect to be highly dependent on revenue generated from the sale of our G4 Integrated Solution, and any delay or failure by us to finalize the development and to begin to commercialize our G4 Integrated Solution will have a substantial adverse effect on our business and results of operations.
•
The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$239,263	$11,688
Short-term investments	117,750	15,231
Prepaid expenses and other current assets	7,214	652
Total current assets	364,227	27,571
Property and equipment, net	4,917	2,368
Restricted cash	687	482
Other noncurrent assets	1,000	81
Total assets	$370,831	$30,502

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,390	$427
Accrued expenses	3,443	1,592
Current portion of long-term debt, net of issuance costs	-	926
Warrant liability	-	451
Other current liabilities	158	294
Total current liabilities	5,991	3,690
Long-term debt, net of issuance costs	9,868	8,469
Other noncurrent liabilities	2,904	714
Total liabilities	18,763	12,873
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value:
Series Seed, 6,520,790 shares authorized, 0 and 6,520,790 issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $4,499,998 at September 30, 2021 and December 31, 2020, respectively	-	4,486
Series A, 12,932,429 shares authorized, 0 and 12,932,429 issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $20,000,002 at September 30, 2021 and December 31, 2020, respectively	-	19,908
Series B, 19,566,903 shares authorized, 0 and 19,373,169 issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $44,999,997 at September 30, 2021 and December 31, 2020, respectively	-	44,790
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 400,000,000 and 60,272,685 shares authorized, 71,934,170 and 10,816,937 of shares outstanding at September 30, 2021 and December 31, 2020, respectively	7	1
Additional paid-in capital	484,202	1,552
Accumulated other comprehensive (loss) gain	(5)	17
Accumulated deficit	(132,136)	(53,125)
Total stockholders’ equity (deficit)	352,068	(51,555)
Total liabilities, convertible preferred stock and stockholders’ equity	$370,831	$30,502

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$8,910	$6,080	$23,200	$15,431
Selling, general and administrative	8,551	1,698	18,406	4,518
Total operating expenses	17,461	7,778	41,606	19,949

Loss from operations	(17,461)	(7,778)	(41,606)	(19,949)

Other income (expense):
Interest income	91	76	223	444
Interest expense	(234)	(202)	(654)	(503)
Change in fair value of convertible promissory notes	-	-	(35,199)	-
Change in fair value of warrant liability	-	(49)	(2,180)	(49)
Other (expense) income	(7)	20	405	24
Net loss	$(17,611)	$(7,933)	$(79,011)	$(20,033)

Net loss per share:
Basic and diluted net loss per share	$(0.25)	$(0.74)	$(2.05)	$(1.91)
Weighted-average shares used to compute basic and diluted net loss per share	71,721,861	10,726,496	38,553,685	10,507,732

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,611)	$(7,933)	$(79,011)	$(20,033)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(22)	(6)	(22)	24
Comprehensive loss	$(17,633)	$(7,939)	$(79,033)	$(20,009)

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive		Accumulated		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)		Deficit		Equity (Deficit)
Balance at December 31, 2020	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	10,816,937	$1	$1,552	$17		$(53,125)		$(51,555)
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	151,343	-	92	-		-		92
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	1,855,904	-	995	-		-		995
Stock-based compensation	-	-	-	-	-	-	-	-	1,096	-		-		1,096
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	-	-	-	-	(49)		-		(49)
Net loss	-	-	-	-	-	-						(23,921)		(23,921)
Balance at March 31, 2021	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	12,824,184	$1	$3,735	$(32)		$(77,046)		$(73,342)
Conversion of preferred stock into common stock	(6,520,790)	(4,486)	(12,932,429)	(19,908)	(19,373,169)	(44,790)	38,826,388	4	69,180	-	-	-	-	69,184
Conversion of the convertible promissory notes into common stock	-	-	-	-	-	-	7,531,777	1	165,698	-	-	-	-	165,699
Issuance of common stock upon initial public offering, net of issuance costs	-	-	-	-	-	-	11,730,000	1	237,198	-	-	-	-	237,199
Cashless exercise of common stock warrant	-	-	-	-	-	-	117,088	-	2,631					2,631
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	378,146	-	230	-		-		230
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	118,744	-	66	-		-		66
Stock-based compensation	-	-	-	-	-	-	-	-	2,341	-		-		2,341
Unrealized gain on available- for-sale marketable securities	-	-	-	-	-	-	-	-	-	49		-		49
Net loss	-	-	-	-	-	-	-	-	-	-		(37,479)		(37,479)
Balance at June 30, 2021	-	$-	-	$-	-	$-	71,526,327	$7	$481,079	$17		$(114,525)		$366,578
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	382,040	-	236	-		-		236
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	25,803	-	28	-		-		28
Stock-based compensation	-	-	-	-	-	-	-	-	2,859	-		-		2,859
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	-	-	-	-	(22)		-		(22)
Net loss	-	-	-	-	-	-						(17,611)		(17,611)
Balance at September 30, 2021	-	$-	-	$-	-	$-	71,934,170	$7	$484,202	$(5)		$(132,136)		$352,068

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,820	10,063,023	$1	$440	$14	$(25,180)	$(24,725)
Vesting of restricted common stock	-	-	-	-	-	-	420,833	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	6,445	-	8	-	-	8
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	18,124	-	4	-	-	4
Stock-based compensation	-	-	-	-	-	-	-	-	239	-	-	239
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	-	-	-	(542)	-	(542)
Net loss	-	-	-	-	-	-					(5,253)	(5,253)
Balance at March 31, 2020	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,820	10,508,425	$1	$691	$(528)	$(30,433)	$(30,269)
Vesting of restricted common stock	-	-	-	-	-	-	229,167	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	8,143	-	7	-	-	7
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	3,330	-	2	-	-	2
Stock-based compensation	-	-	-	-	-	-	-	-	260	-	-	260
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	-	-	-	-	572	-	572
Net loss	-	-	-	-	-	-	-	-	-	-	(6,847)	(6,847)
Balance at June 30, 2020	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,820	10,749,065	$1	$960	$44	$(37,280)	$(36,275)
Issuance costs in connection with Series B convertible preferred stock	-	-	-	-	-	(30)	-	-	-	-	-	-
Vesting of restricted common stock	-	-	-	-	-	-	-	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	11,918	-	7	-	-	7
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	27,108	-	4	-	-	4
Stock-based compensation	-	-	-	-	-	-	-	-	271	-	-	270
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	-	-					(7,933)	(7,933)
Balance at September 30, 2020	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	10,788,091	$1	$1,242	$38	$(45,213)	$(43,933)

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating activities
Net loss	$(79,011)	$(20,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	769	441
Loss on disposal of property and equipment	94	-
Stock-based compensation	6,296	770
Change in fair value of convertible promissory notes	35,199	-
Change in fair value of warrant liability	2,180	49
Amortization of premium on short-term investments	1,364	74
Accretion of debt issuance costs	243	157
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,025)	(345)
Other noncurrent assets	(919)	-
Accounts payable	1,643	(5)
Accrued expenses	1,851	858
Other current liabilities	(136)	91
Other noncurrent liabilities	450	56
Net cash used in operating activities	(36,002)	(17,887)

Investing activities
Purchases of short-term investments	(146,070)	(6,086)
Sales of short-term investments	26,579	15,433
Maturities of short-term investments	15,049	8,146
Purchases of property and equipment	(3,094)	(1,143)
Net cash (used in) provided by investing activities	(107,536)	16,350

Financing activities
Proceeds from initial public offering, net of issuance costs	237,199	-
Proceeds from issuance of convertible promissory notes	130,500	-
Proceeds from issuance of debt	10,500	7,500
Repayments of debt principal and issuance costs in connection with refinancing	(10,400)	-
Proceeds from exercise of stock options, net of repurchases	3,519	17
Issuance costs in connection with Series B convertible preferred stock	-	(30)
Net cash provided by financing activities	371,318	7,487

Increase in cash and cash equivalents and restricted cash	227,780	5,950
Cash and cash equivalents and restricted cash, beginning of year	12,170	5,523
Cash and cash equivalents and restricted cash, end of period	$239,950	$11,473

Supplemental disclosure for cash activities
Interest paid	$449	$312
Supplemental disclosure for non-cash activities
Vesting of restricted stock	$558	$22
Conversion of preferred stock to common stock	$69,184	$-
Conversion of convertible promissory notes to common stock	$165,699	$-
Purchase of property and equipment included in accounts payable	$319	$66
Warrant issued in connection with issuance of long-term debt	$-	$189

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Description of Business

Singular Genomics Systems, Inc. (the “Company”) is a life science technology company that is leveraging novel next-generation sequencing (“NGS”) and multiomics technology to build products that are designed to empower researchers and clinicians to advance science and medicine. The Company developed a novel and proprietary NGS technology, which it refers to as its Sequencing Engine. This Sequencing Engine is the foundational platform technology that forms the basis of the Company’s products in development. The Company is currently developing two integrated solutions that are purpose-built to target specific applications. Its first integrated solution is targeted at the NGS market and comprises the G4 Instrument and an associated menu of consumable kits, which is referred to collectively as the G4 Integrated Solution. The G4 Instrument is a benchtop next-generation sequencer designed to produce fast and accurate genetic sequencing results. The integrated purpose-built kits that run on the G4 Instrument address specific applications in fast-growing markets including oncology and immune profiling. The Company’s second integrated solution in development comprises the PX Instrument and an associated menu of consumable kits, which is referred to collectively as the PX Integrated Solution. Leveraging sequencing as a universal readout, the PX Integrated Solution combines single-cell analysis, spatial analysis, genomics and proteomics in one integrated instrument providing a versatile multiomics solution.

The Company was incorporated in the state of Delaware in June 2016 and has its principal operations in La Jolla, California.

Initial Public Offering

On June 1, 2021, the Company closed its initial public offering (“IPO”) in which it sold 11,730,000 shares of common stock (which included 1,530,000 shares that were sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a public offering price of $22.00 per share. The Company received net proceeds of approximately $237.2 million after deducting offering costs, underwriting discounts and commissions of $20.9 million.

Concurrent with the closing of the IPO:

•
38,826,388 outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock;
•
outstanding principal and interest amount of convertible promissory notes (the “2021 Convertible Notes”) converted into 7,531,777 shares of common stock; and
•
a warrant to purchase 129,156 shares of convertible preferred stock (the “SVB Warrant”) was automatically adjusted to become a warrant to purchase an equivalent number of shares of common stock.

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of September 30, 2021 and December 31, 2020, had an accumulated deficit of $132.1 million and $53.1 million, respectively. The Company has a limited operating history and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through September 30, 2021, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of September 30, 2021, the Company had cash, cash equivalents and short-term investments of $357.0 million. The Company believes that its cash, cash equivalents and short-term investments as of September 30, 2021 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited condensed financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation, have been included. Interim financial results are not necessarily indicative of results anticipated for the full year.

The preparation of the Company’s unaudited condensed financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may significantly differ from these estimates and assumptions. Significant estimates and assumptions include the fair value of the 2021 Convertible Notes, the fair value of the liability for the SVB Warrant, the fair value of the Company’s preferred and common stock, stock-based compensation and the useful lives of property and equipment.

Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents

Cash and cash equivalents include cash readily available in checking, savings, money market and sweep accounts. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash is held in a separate restricted bank account as the collateral for the security deposits on three executed lease agreements and as the collateral on the Company’s corporate credit card program. The Company has classified restricted cash as noncurrent on its balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$239,263	$11,688
Restricted cash	687	482
Total	$239,950	$12,170

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

Short-term Investments

As of September 30, 2021 and December 31, 2020, short-term investments primarily consisted of corporate debt securities and asset-backed securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the positive intent to hold those securities to maturity. They are not considered trading securities because they are not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available for use in current operations. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The following tables summarize the short-term investments held at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Asset-backed securities	$28,377	$(9)	$28,368
Corporate debt securities	89,378	4	89,382
	$117,755	$(5)	$117,750

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Asset-backed securities	$3,938	$5	$3,943
Corporate debt securities	11,276	12	11,288
	$15,214	$17	$15,231

The following table summarizes contractual maturities of available-for-sale securities held at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
	Estimated Fair Value	Estimated Fair Value
Due within one year	$85,263	$9,559
After one but within five years	32,487	5,672
Total	$117,750	$15,231

The Company determined there was no other-than-temporary impairment of any of its investments.

Property and Equipment, Net

Property and equipment, net, which consists primarily of lab equipment, computers and software, furniture and fixtures and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the remaining life of the lease or the useful life of the asset, whichever is shorter. Repairs and maintenance costs are charged to expense as incurred.

Deferred Rent

Rent expense is recognized on a straight-line basis over the lease term. The difference between rent expense and amounts paid under the lease agreement is deferred and recorded in other current and noncurrent liabilities in the accompanying balance sheets.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP and consist primarily of cash, cash equivalents, short-term investments, restricted cash, accounts payable, accrued liabilities, the 2021 Convertible Notes and the SVB Warrant. The carrying amounts of cash, cash equivalents, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. None of the Company’s non-financial assets or liabilities are recorded at fair value on a recurring basis.

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option to account for its 2021 Convertible Notes and SVB Warrant. Changes in the fair value of the 2021 Convertible Notes and the SVB Warrant were recorded in the statements of operations. As a result of applying the fair value option, direct costs and fees related to the 2021 Convertible Notes were recognized as incurred and not deferred. In June 2021, in connection with the IPO completion, the 2021 Convertible Notes converted into the Company’s common stock and the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock.

There are significant judgments and estimates inherent in the determination of the fair value of these liabilities. If the Company had made different assumptions including, among others, those related to the timing and probability of various corporate scenarios, discount rates, volatilities and exit valuations, the carrying values of the 2021 Convertible Notes and SVB Warrant, and net loss and net loss per share, could have been significantly different.

Research and Development Expense

The Company’s research and development expense consists primarily of: salaries, payroll taxes, employee benefits and stock-based compensation for personnel engaged in research and development activities; fees paid to consultants; license fees paid to third parties for use of their intellectual property, laboratory supplies and development materials; allocated information technology and facilities costs; and depreciation. Research and development costs are charged to expense as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as selling, general and administrative expenses within the Company’s statements of operations and expensed as incurred since recoverability of such expenditures is uncertain.

Issuance Costs Related to Equity and Debt

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of debt is recorded as a direct reduction of the carrying amount of the debt liability, limited to the notional value of the debt. The Company accounts for the Silicon Valley Bank loan (see Note 6) as a liability measured at amortized cost and amortizes the related debt discount to interest expense using the effective interest method over the expected term of the debt.

Stock-based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all stock-based awards made to employees and non-employees based on estimated grant-date fair values. The Company uses the straight-line method to recognize compensation cost over the required service period of the award, which is generally the vesting period of the award. The Company recognizes actual forfeitures by reducing the stock-based compensation in the same period that the forfeitures occur. The Company estimates the fair value of stock-based option awards to employees and non-employees using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of common stock, expected term, expected volatility, risk-free interest rate and expected dividend yield, which are described in greater detail below.

Inputs to the Black-Scholes option pricing model are subjective and generally require the use of judgment. Changes in the assumptions can materially affect how much stock-based compensation is recognized. These inputs are as follows:

•
Fair value of common stock— For awards granted prior to the IPO, when there was no public market for the Company’s common stock, the grant date fair value of the Company’s common stock was determined by the Company’s board of directors based in part on valuations of the Company’s common stock prepared by a third-party valuation specialist. In connection with the preparation of the financial statements for the year ended December 31, 2020, the Company performed a retrospective review of the fair value of its common stock based on information then available. For awards granted after the IPO, the fair value of common stock is the closing price per share of the Company’s common stock on the grant date as reported on the Nasdaq Global Select Market.
•
Expected term—The expected term represents the average period that options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the weighted-average vesting period and the end of the contractual term). The Company uses the simplified method because the Company has concluded that its historical option exercise experience does not provide a reasonable basis to estimate expected term.
•
Expected volatility—The Company had no publicly available stock price information prior to its IPO and limited publicly available stock price information after its IPO; therefore, the Company used the historical volatility of the stock price of similar publicly traded companies. The historical volatility is calculated based on a period of time commensurate with the expected term.
•
Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term.
•
Expected dividend yield—The Company has never paid dividends and does not intend to pay dividends in the foreseeable future. Therefore, the Company used an expected dividend yield of zero.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

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

If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce any provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby: (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to unrecognized tax benefits within income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive income (loss) is unrealized gain (loss) on available-for-sale securities, which have been reflected in the statements of comprehensive loss and as a separate component in the statements of preferred stock and stockholders’ equity (deficit).

Net Loss per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. For periods prior to the IPO, the convertible preferred stock contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. Outstanding stock options, the SVB Warrant, convertible preferred stock and shares of common stock subject to repurchase by the Company are excluded from the calculation of diluted net loss per common share for the periods presented as their effect would be anti-dilutive. Thus, for all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.

Segment Information

Operating segments are components of a public entity that: (a) engage in business activities from which they may recognize revenues and incur expenses; (b) have operating results that are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. The Company views its operations and manages its business as one operating segment, and thus has one reportable segment. The Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements—Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The standard establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. For lessees, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for the Company’s annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18 (“ASU 2018-18”), which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. This guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. ASU 2018-18 is effective for the Company’s fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company does not expect the impact of the adoption of this standard to materially impact its financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its initiative to reduce complexity in accounting standards. The ASU is effective for the Company’s fiscal years beginning after December 15, 2021, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company does not expect the impact of the adoption of this standard to materially impact its financial statements and related disclosures.

3. Fair Value Measurements

For accounting purposes, fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

None of the Company’s assets or liabilities are recorded at fair value on a recurring basis other than cash and cash equivalents, short-term investments, the liability for the SVB Warrant and the 2021 Convertible Notes prior to their conversion. No transfers between levels occurred during the periods presented. The fair value of short-term investments is based on market prices quoted on the last day of the fiscal period or other observable market inputs.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
Assets:	Level 1	Level 2	Level 3	Total
Cash and money market funds	$239,263	$-	$-	$239,263
Asset-backed securities	-	28,368	-	28,368
Corporate debt securities	-	89,382	-	89,382
Total assets	$239,263	$117,750	$-	$357,013

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Cash and money market funds	$11,688	$-	$-	$11,688
Asset-backed securities	-	3,943	-	3,943
Corporate debt securities	-	11,288	-	11,288
Total assets	$11,688	$15,231	$-	$26,919
Liabilities:
Warrant liability	$-	$-	$451	451
Total liabilities	$-	$-	$451	$451

SVB Warrant

In November 2019, simultaneously with the first draw-down under its 2019 SVB Loan (see Note 6), SVB entered into a warrant agreement with the Company to purchase 32,289 shares of Series B convertible preferred stock of the Company at an exercise price of

$2.3228 per share (as amended, the “SVB Warrant”). In March 2020, in connection with the Company’s second draw-down under the 2019 SVB Loan, the SVB Warrant was amended to increase the number of shares of Series B convertible preferred stock of the Company by 96,867, to a total of 129,156 shares. In connection with the completion of the Company’s IPO, in accordance with the original terms the warrant instrument, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock. In June 2021, after the IPO, SVB net exercised the SVB Warrant into 117,088 shares of common stock of the Company, and the SVB Warrant is no longer outstanding as of September 30, 2021.

The fair value of the SVB Warrant liability was remeasured at each financial reporting period with any changes in fair value recognized as other income (expense) in the statements of operations. The fair value for the warrant liability for the SVB Warrant was based on the Black-Scholes option pricing valuation model using significant inputs not observable in the market and was thus classified within Level 3 of the fair value hierarchy. The change in fair value of the warrant for the nine months ended September 30, 2021 and 2020 was $2.2 million and $49 thousand, respectively. When, in connection with the IPO, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock, the warrant liability was reclassified from current liabilities to equity as the warrant met the definition of an equity instrument. Additionally, at that time, the Company recorded the final valuation of the warrant liability for the SVB Warrant.

The following table provides a roll forward of the SVB Warrant liability measured at fair value for the nine months ended September 30, 2021 (in thousands):

Balance at December 31, 2020	$451
Change in fair value of warrant through conversion	2,180
Reclassification of warrant liability into equity	(2,631)
Balance at September 30, 2021	$-

Below are the assumptions used in the Black-Scholes option pricing model for the fair value of the SVB Warrant liability as of the closing of the IPO, when the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock, and December 31, 2020:

		December 31,
Assumption	At IPO	2020
Fair value of underlying ($)	22.00	4.59
Expected volatility	62.00%	60.00%
Expected term (years)	8.47	8.99
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.62%	0.93%

The fair value of the Series B convertible preferred stock underlying the SVB Warrant prior to the conversion of the Series B convertible preferred stock was estimated by management with the assistance of a third-party valuation specialist. The expected volatility was based on historical volatilities from guideline companies, since there was no active market for the Company’s preferred stock or common stock. The Company based the expected term assumption on the actual remaining contractual term of the warrant as of the date of measurement. The Company has not paid dividends and does not intend to pay dividends in the foreseeable future. The risk-free interest rate used was the rate for a U.S. Treasury zero-coupon issue with a term consistent with the remaining contractual term of the SVB Warrant on the date of measurement.

2021 Convertible Notes

In February 2021, the Company sold and issued approximately $130.5 million aggregate principal of 2021 Convertible Notes in a private placement transaction. The 2021 Convertible Notes accrued 6% interest per annum. The Company elected as of the issuance date to account for the 2021 Convertible Notes at fair value. Management believes that the fair value option better reflected the underlying economics of the 2021 Convertible Notes, which contained multiple embedded derivatives. Under the fair value election, changes in fair value are reported as “Change in fair value of convertible promissory notes” in the statements of operations in each reporting period after the issuance through the conversion of the 2021 Convertible Notes. The Company measured the fair value of the 2021 Convertible Notes using the probability weighted “as-converted” plus Black-Scholes option pricing model based on inputs such as the probability of IPO vs. non-IPO scenarios, fair value of the common stock price, discount yield, risk-free rate, equity volatility, expected term, number of converted shares and price negotiation adjustment for the calibration. In connection with the IPO, the 2021 Convertible Notes converted into 7,531,777 shares of the Company’s common stock. Based on the terms of the agreement, the 2021 Convertible Notes converted at a 20% discount to the public offering price in the IPO. At the time of the conversion, the Company recorded a final fair value adjustment of the 2021 Convertible Notes using the Company’s common stock price at the IPO.

Balance at December 31, 2020	$-
Fair value of convertible promissory notes at issuance	130,500
Change in fair value of convertible promissory notes through conversion	35,199
Conversion of convertible promissory notes	(165,699)
Balance at September 30, 2021	$-

There are significant judgments, assumptions and estimates inherent in the determination of the fair value of the SVB Warrant liability and the 2021 Convertible Notes. These include the determination of a valuation method and selection of the possible outcomes available to the Company, including the determination of timing and expected future investment returns for each such scenario. The Company considered the equity value of an initial public offering using market transactions and had determined the expected value of a stay-private scenario using the income approach, which is based on assumptions regarding the Company’s future operating performance. The related judgments, assumptions and estimates are highly interrelated and changes in any one assumption could necessitate changes in another. In particular, any changes to the probability of a particular outcome would require a related change to the probability of another outcome. The fair value of the 2021 Convertible Notes is derived using assumptions that are consistent with the assumptions used to value the Company’s common stock and the SVB Warrant.

As of September 30, 2021, the Level 3 liabilities no longer exist as a result of the conversion of the 2021 Convertible Notes and as a result of the SVB Warrant becoming exercisable into common stock in connection with the IPO.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		September 30,	December 31,
	Useful Life	2021	2020
Equipment	5 years	$3,854	$2,642
Computers and software	3 years	1,591	851
Furniture and fixtures	3 years	69	80
Leasehold improvements	4 years or less	35	35
Construction in progress	N/A	1,191	-
		6,740	3,608
Less: accumulated depreciation		(1,823)	(1,240)
Total property and equipment, net		$4,917	$2,368

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation and other employee benefits	$2,814	$1,234
Accrued professional services	357	74
Accrued research and development expenses	70	44
Accrued other expenses	202	240
Total accrued expenses	$3,443	$1,592

6. Long-term Debt

Silicon Valley Bank Loan

In November 2019, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend to the Company up to $15.0 million in a series of term loans (the “2019 SVB Loan”). Contemporaneously, the Company borrowed $2.5 million in the first of three draw-downs available under the 2019 SVB Loan. In March 2020, the Company borrowed an additional $7.5 million as a second draw. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (i) 0.65% above the prime rate or (ii) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date. In connection with the 2019 SVB Loan, SVB entered into the SVB Warrant agreement with the Company to purchase shares of Series B convertible preferred stock at an exercise price of $2.3228 per share (see Note 3).

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement” or “2021 SVB Loan”, together with the 2019 SVB Loan, the “SVB Loans”) with SVB. The Amended Agreement provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million; and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. The 2021 SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

The Amended Agreement was accounted for as a debt modification, rather than an extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of such cash flows of less than 10%. Unamortized debt issuance costs as of the date of modification and incremental issuance costs incurred in connection with the Amended Agreement will be amortized to interest expense using the effective interest method over the repayment term.

As of September 30, 2021 and December 31, 2020, the debt issuance costs related to the SVB Loans were $0.6 million. Debt issuance costs include the initial fair value of the SVB Warrant. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loans and unamortized discount balances as of September 30, 2021 and December 31, 2020 are shown below (in thousands):

	September 30,	December 31,
	2021	2020
Total long-term debt	$10,500	$10,000
Less: issuance costs	(632)	(605)
Total long-term debt, net	9,868	9,395
Less current portion of long-term debt	-	(926)
Long-term debt, net of current portion	$9,868	$8,469

Future minimum payments of outstanding principal and interest under the 2021 SVB Loan are as follows:

As of September 30, 2021
2021 (three months remaining)	$106
2022	426
2023	426
2024	1,735
2025 and thereafter	9,949
Total future minimum payments	12,642
Less: interest and Final Payment Fee	(2,142)
Long-term debt	$10,500

The Company is subject to customary affirmative and restrictive covenants under the Amended Agreement. The Company’s obligations under the Amended Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than intellectual property. The Company has agreed not to encumber its intellectual property assets, except as permitted by the Amended Agreement.

The Amended Agreement provides for events of default customary for term loan facilities of this type, including but not limited to: non-payment; breaches or defaults in the performance of covenants or representations and warranties; bankruptcy and other insolvency events of the Company; and the occurrence of a material adverse change as defined in the Amended Agreement. After the occurrence of an event of default, SVB may, among other remedies, accelerate payment of all obligations.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants under the Amended Agreement and 2019 SVB Loan, respectively, and there had been no events of default.

2021 Convertible Notes

In February 2021, the Company issued the 2021 Convertible Notes to various investors, in the aggregate principal amount of $130.5 million (see Note 3). The 2021 Convertible Notes accrued interest at 6% per annum. Due to certain embedded features within the 2021 Convertible Notes, the Company elected to account for these notes and all their embedded features under the fair value option. In June 2021, in connection with the completion of the Company’s IPO, the Notes were converted into 7,531,777 shares of the Company’s common stock.

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

In addition to the License Agreement, the Company entered into a sponsored research agreement to fund a research program with Columbia. The program ended in 2019.

Operating Leases

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

In December 2019, the Company entered into a 5-year lease agreement for additional office space in San Diego, California. The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this lease in January 2020.

In June 2020, the Company entered into a sublease agreement for an additional office space in La Jolla, California. The sublease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this sublease in July 2020.

In June 2020, the Company entered into a 10-year lease agreement with ARE-SD Region No. 27, LLC (the “Landlord”) for new office and laboratory space containing approximately 76,778 rentable square feet located in La Jolla, California (“New HQ Lease”), with a target commencement date in April 2022. If landlord does not deliver the premises within 120 days of the target commencement date for any reason other than force majeure delays or delays by the Company, the Company may terminate the lease and neither the Landlord nor the Company will have any further rights, duties or obligations under the New HQ Lease. The Landlord shall make available to the Company for use within 12 months after the commencement date a tenant improvement allowance (“TI Allowance”), which the Company will repay to the landlord as additional rent over the base term and shall accrue interest at a rate of 8% per annum. Upon commencement, the contractual base rent will be charged, subject to partial rent abatement, annual base rent adjustments, the Company’s share of operating expenses and additional rent for the TI Allowance actually disbursed by the Landlord.

In April 2021, the Company entered into a 62-month lease agreement for additional office space in San Diego, California. The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space in June 2021 and began recognizing rent expense under this lease at that time.

In April 2021, the Company amended its current lease for office space in La Jolla, California. The lease amendment includes extension of the current lease expiration date by 24-months subsequent to commencement of New HQ Lease, expansion of the existing premises for additional space and certain rent escalations.

The Company recorded rent expense of $1.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020.

Future minimum payments under the Company’s non-cancelable operating leases are as follows (in thousands):

As of September 30, 2021	Operating Lease
2021 (three months remaining)	$635
2022	6,265
2023	7,892
2024	6,394
2025 and thereafter	42,122
$63,308

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2021.

8. Convertible Preferred Stock

Prior to its conversion to common stock in connection with the Company’s IPO, the convertible preferred stock was classified as temporary, or mezzanine, equity on the accompanying condensed balance sheets since the shares contained certain redemption features that were not solely within the control of the Company. The Company had not previously accreted the convertible preferred stock to its redemption value since the shares were not redeemable and redemption was not deemed to be probable. In connection with the completion of the Company’s IPO, all of the outstanding shares of convertible preferred stock were automatically converted into 38,826,388 shares of the Company’s common stock.

The convertible preferred stock outstanding prior to its conversion in the IPO was as follows:

	Shares Authorized	Shares issued and Converted	Issue Period	Price Per Share	Aggregate Liquidation Preference
Series Seed	6,520,790	6,520,790	2016	$0.6901	$4,500,000
Series A	12,932,429	12,932,429	2017	1.5465	20,000,000
Series B	19,566,903	19,373,169	2019	2.3228	45,000,000
	39,020,122	38,826,388			$69,500,000

9. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company’s common stock that were initially available for issuance under the 2021 Plan equaled the sum of 7,500,000 shares plus 832,980 shares that were then available for issuance under the 2016 Plan. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units.

The number of shares of common stock reserved for issuance under the 2021 Plan are increased automatically on the first business day of each fiscal year, commencing in 2022 and ending in 2031, by a number equal to the lesser of: (i) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. In general, to the extent that any awards under the 2021 Plan are forfeited, terminated, expired or lapsed without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2021 Plan, those shares will again become available for issuance under the 2021 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to an award.

Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2021 Plan (and previously the 2016 Plan) at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee.

The following table summarizes stock option activity under the stock incentive plans since December 31, 2020:

	Number of Options	Weighted average exercise price (per share)	Weighted average remaining contract term (in years)

Outstanding at December 31, 2020	7,274,953	$0.57	8.81
Exercisable at December 31, 2020	7,274,953	0.57	8.81
Granted	3,111,273	9.47
Exercised	(5,415,875)	0.65
Canceled or forfeited	(102,504)	3.57
Outstanding at September 30, 2021	4,867,847	6.10	8.71
Exercisable at September 30, 2021	3,373,469	$2.92	8.32

The 2016 Plan allows for the early exercise of awards to plan participants subject to the right of repurchase by the Company at the lower of the original exercise price or fair market value for unvested awards. At September 30, 2021 and December 31, 2020, the Company has a liability for the cash received from the early exercise of stock options in the amount of $1.9 million and approximately zero, respectively. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms of the awards.

As of September 30, 2021 and December 31, 2020, there were 2,585,250 and 141,955, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). A total of 730,000 shares of common stock was initially reserved for issuance under the ESPP. The price at which common stock is purchased by employees under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower.

During the nine months ended September 30, 2021, no shares of common stock were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Research and development	$968	$64	$1,774	$157
Selling, general and administrative	1,891	207	4,522	613
Total equity-based compensation expense	$2,859	$271	$6,296	$770

As of September 30, 2021, total unrecognized stock-based compensation expense was $31.9 million and is expected to be recognized over the weighted-average period of approximately 2.7 years.

The following table shows the weighted-average assumptions used to compute the fair value of the awards granted to employees and nonemployees using the Black-Scholes option pricing model:

	Nine Months Ended
	September 30,
Assumption	2021	2020
Expected volatility	77.22%	60.00%
Expected term (years)	5.5–6.1	5.3–6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.91%	0.72%

Common stock reserved for future issuance consisted of the following as of September 30, 2021:

Stock options issued and outstanding	4,867,847
Authorized for future grants under the 2021 Plan	7,764,283
Authorized for issuance under the ESPP	730,000
Balance at September 30, 2021	13,362,130

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,611)	$(7,933)	$(79,011)	$(20,033)
Weighted average shares used in computing net loss per share, basic and diluted	71,721,861	10,726,496	38,553,685	10,507,732
Net loss per share, basic and diluted	$(0.25)	$(0.74)	$(2.05)	$(1.91)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Employee stock options issued and outstanding	4,867,847	7,015,851
SVB Warrant	-	129,156
Series Seed convertible preferred stock	-	6,520,790
Series A convertible preferred stock	-	12,932,429
Series B convertible preferred stock	-	19,373,169
	4,867,847	45,971,395

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included in Item 1 of this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under the section titled “Risk Factors” elsewhere in this report. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this report.

Overview

We are a life science technology company that is leveraging novel next-generation sequencing (“NGS”) and multiomics technologies to build products that empower researchers and clinicians. We developed a unique and proprietary NGS technology, which we refer to as our Sequencing Engine. This Sequencing Engine is the foundational platform technology that forms the basis of our products in development and our core product tenets: accuracy, speed, flexibility and scale. We are currently developing two integrated solutions that are purpose-built to target specific applications in which these core product tenets matter most. Our first integrated solution is targeted at the NGS market and comprises the G4 Instrument and an associated menu of consumable kits, which we refer to collectively as our G4 Integrated Solution. The G4 Instrument is a benchtop next-generation sequencer designed to produce fast and accurate genetic sequencing results. The integrated purpose-built kits that run on the G4 Instrument address specific applications in fast-growing markets including oncology and immune profiling. We have completed our beta pilot program, are underway with our early access program, and anticipate a commercial launch of the G4 Integrated Solution by the end of 2021 with intentions for units to ship in the first half of 2022. Our second integrated solution in development comprises the PX Instrument and an associated menu of consumable kits, which we refer to collectively as our PX Integrated Solution. Leveraging sequencing as a universal readout, the PX Integrated Solution combines single-cell analysis, spatial analysis, genomics and proteomics in one integrated instrument providing a versatile multiomics solution. We anticipate commercial launch of the PX Integrated Solution in 2023.

The core of our Sequencing Engine is comprised of unique and proprietary chemistry, including novel chemical compounds, polymers and enzymes. This chemistry is designed to produce high sequencing accuracy and rapid cycle times that we believe can drive improvements in NGS. To take full advantage of the proprietary chemistry, we are developing purpose-built instrumentation consisting of high-speed, high-resolution imaging and innovative fluidic design. We believe that our Sequencing Engine, together with our proprietary innovations in molecular biology techniques, will enable differentiated applications in fast-growing markets. These innovations are supported by our intellectual property portfolio.

Each of our two integrated solutions in development consists of an instrument that incorporates our Sequencing Engine and associated consumables that are used exclusively on each instrument. The G4 Integrated Solution is designed to target the NGS market in particular applications that require accuracy, speed, flexibility and scale. We are focused on oncology where there is an increasing need for higher sensitivity technology such as rare variant detection in liquid biopsy. Another area of focus is immunology where there is a need to better understand and harness the immune system in infectious disease, autoimmune disorders and cancer immunotherapy. We aim to execute a three-step commercialization plan for our G4 Integrated Solution consisting of: (i) collaborating with select partners to conduct beta pilot tests, which we have completed; (ii) expanding collaborations with additional potential customers in our early access program; and (iii) offering our G4 Integrated Solution broadly to the market, with commercial launch by the end of 2021 and shipping units in the first half of 2022.

The PX Integrated Solution is our second product in development and is a multiomics platform designed to target the markets for single-cell, spatial analysis and proteomics. The PX Integrated Solution will leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. We believe the PX Integrated Solution, when launched, will be a high-throughput, versatile platform capable of measuring levels of RNA transcription, protein expression and sequence specific information directly in cells and tissues. We believe the PX Integrated Solution will have broad application across many areas of biology. We are initially focused on applications in oncology and immunology, with future expansion into other applications such as neurology. We are currently in an advanced prototype development stage for the PX Integrated Solution, and expect to begin an early access program in 2022 and full commercial launch in 2023. We believe that our G4 and PX Integrated Solutions can unleash the full power of sequencing as a universal reader of biology and open new frontiers in research and medicine.

Our research and development teams have designed and developed our proprietary products using an interdisciplinary approach that combines expertise across a broad range of scientific disciplines including chemistry, molecular biology, hardware, software and engineering. Our research and development groups work together to build products that enable researchers and clinicians to accelerate discoveries across the fastest-growing markets in basic research, clinical applications, single-cell analysis and spatial genomics and proteomics. Our research and development teams are located in our headquarters in La Jolla, California. The overarching goal of our research and development programs is to accelerate genomics for the advancement of science and medicine. To this end, we focus our research and development efforts on the following areas: improving the performance of our core Sequencing Engine; developing new applications for our G4 Integrated Solution; developing our PX Integrated Solution; and enabling future instruments.

As of September 30, 2021, we had 116 employees in research and development. Looking forward, we will continue to invest in efforts to support the ongoing development of our instruments and consumables, as well as enhance the overall performance of our solutions.

Our business model focuses on first driving customer adoption of our G4 Integrated Solution followed by our PX Integrated Solution. We believe customer adoption will then form a base of users who in turn drive an ongoing revenue stream by purchasing our consumables. We plan to focus our commercial efforts on: (i) expanding the installed base of our G4 Integrated Solution and PX Integrated Solution across a wide array of customer segments; and (ii) driving applications, scale of experimentation and discoveries that lead to increasing utilization of our integrated platforms by our customers. Similar to our strategy of developing purpose-built products based on feedback from potential customers, we also plan to develop a service and support organization that will focus on creating an unparalleled customer experience. We believe in the value of creating new customers while expanding utilization of existing customers through the sale of purpose-built products and the establishment of customer loyalty.

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

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2021, we incurred a net loss of $79.0 million and used $36.0 million of cash in our operations. As of September 30, 2021, we had an accumulated deficit of $132.1 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our planned commercialization and research and development activities.

On June 1, 2021, we closed our initial public offering (“IPO”) in which we sold 11,730,000 shares of our common stock (which includes 1,530,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $22.00 per share, resulting in net proceeds of approximately $237.2 million after deducting offering costs, underwriting discounts and commissions of $20.9 million.

From the date of our incorporation through September 30, 2021, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $436.9 million, net of issuance costs, including the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”). As of September 30, 2021, we had cash, cash equivalents and short-term investments of $357.0 million.

We expect our expenses to increase significantly in connection with our ongoing activities as we:

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

•
obtain, maintain, expand and protect our intellectual property portfolio; and
•
operate as a public company.

Key Factors Affecting Our Performance

We believe that our financial performance will be driven primarily by the factors below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to grow our business and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described under the section titled “Risk Factors” elsewhere in this report.

Commercial adoption of our G4 Integrated Solution and planned PX Integrated Solution

Our financial performance will be driven by, and a key factor to our future success will be, the rate of commercial adoption of our G4 Integrated Solution and planned PX Integrated Solution. We plan to drive customer adoption, beginning with our completed beta pilot program and ongoing early access program, to generate clear use-cases and peer-reviewed publications that illustrate our product performance claims and value proposition. Following our beta pilot and early access programs, we plan to commercially launch through a direct sales and marketing organization in the United States and to sell and support our products in the European Union, United Kingdom, Asia Pacific and Japan, either through direct sales or through established distribution networks. Throughout our commercial rollout, we aim to grow our sales and marketing team to foster deep customer relationships initially with customers running our G4 Integrated Solution and to establish and grow distribution networks capable of deploying our G4 Integrated Solution in select areas of the world. We also plan to offer different access options, including capital sale and lease options, for the G4 Integrated Solution to meet each customer’s unique needs. As a result of this effort, we will aim to increase the installed base of our G4 Integrated Solution and our planned PX Integrated Solution.

Utilization by our customers of our G4 Integrated Solution and planned PX Integrated Solution

The utilization of our integrated solutions and the corresponding purchases of consumables and other products and services will represent a source of potential recurring revenue from our customers. We plan to drive utilization of our G4 Integrated Solution and planned PX Integrated Solution by engaging with customers to help them advance through the adoption cycle from early stage validation to integration of our integrated solutions with existing NGS workflows with plug and play interoperability. As our integrated solutions advance toward becoming fully integrated within customer workflows, we believe customers will utilize more of our consumables and other products and services, thus driving recurring revenue.

Expansion of our G4 Integrated Solution and PX Integrated Solution beyond initial applications

The rate of growth of our revenue will rely in part on our ability to expand our market opportunity. We aim to continually innovate and develop new products, applications, workflows and analysis tools that may potentially lead to new end markets, applications and business models. We believe that the capabilities offered by our integrated solutions and future products may potentially lead to additional or complementary addressable markets and may expand our market opportunity.

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

We also have plans to sell and support our products in the European Union, United Kingdom, Asia Pacific and Japan, either through direct sales or through well established distribution networks and expect to expand access to our products in other geographies through distributors. We expect to incur expenses as we expand our geographic presence and generate revenue either through direct sales or through distribution networks. Our expenses and revenue will fluctuate depending on the extent to which we pursue direct sales or distribution arrangements outside the United States and Canada.

Columbia License Agreement and Sponsored Research Agreement

In August 2016, we entered into an Exclusive License Agreement (the “License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”). The License Agreement includes a number of diligence obligations that require us to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, we pay an annual license fee that increases each year, until it reaches a low six digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of September 30, 2021, we have paid an aggregate of $0.1 million to Columbia pursuant to the terms of the License Agreement.

We do not believe that our G4 or PX Instruments or the associated consumables, as we presently intend to commercialize them, fit within the definitions of Patent Products or Other Products as defined in the License Agreement. As a result, we do not believe that we will be required to make milestone payments or pay royalties on sales of these products. However, in the future, we may decide to incorporate features covered by one or more licensed patents or directly use or incorporate materials and/or technical information provided by Columbia, such that we would incur milestone and royalty obligations under the License Agreement.

We are currently in discussions with Columbia related to the application of the License Agreement and our efforts to satisfy the diligence obligations under the License Agreement. There is no assurance that Columbia will agree with our interpretation of the License Agreement or our payment obligations thereunder or agree that we have complied with our other obligations under the License Agreement.

In addition to the License Agreement, the Company entered into a sponsored research agreement to fund a research program with Columbia. The program ended in 2019.

COVID-19 Pandemic

We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, as well as on our industry and the healthcare system. The impact of the COVID-19 pandemic on any of the foregoing could harm our operations and we cannot anticipate all the ways in which we could be adversely impacted.

Components of Our Results of Operations

Revenue

We have not generated any revenue from product sales to date and may not do so in the future.

Operating Expenses

Research and Development

Research and development expenses consist primarily of: salaries, payroll taxes, employee benefits and stock-based compensation for personnel engaged in research and development activities; fees paid to consultants; license fees paid to third parties for use of their intellectual property; laboratory supplies and development compound materials; and allocated facilities and depreciation costs. All research and development costs are charged to expense as incurred.

We plan to continue to increase our investment in our research and development efforts related to our product development pipeline and our proprietary technology, including our G4 Integrated Solution and planned PX Integrated Solution. Therefore, we expect our research and development expenses will increase as we incur expenses associated with hiring additional personnel, purchasing supplies and materials and the allocation of facility expense associated with the ongoing build-out of our expansion facilities to support our research and development efforts.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of: salaries, payroll taxes, employee benefits and stock-based compensation for personnel in our executive management, finance, administration and human resources functions; professional service fees, including for legal, accounting, patent, auditing and other services; allocated facilities and depreciation costs; and other costs to support our operations.

We plan to continue to increase our investment in our personnel as we grow. We also expect to incur additional costs as a result of operating as a public company, including costs of legal, audit, accounting, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs. As a result, we expect our selling, general and administrative expenses will increase in future periods.

Other Income and Expenses

Interest Income

Interest income consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in corporate notes and government agency notes.

Interest Expense

Interest expense consists of interest related to our Loan Agreement with Silicon Valley Bank (the “Loan Agreement”), including amortization of the debt issuance cost.

Change in Fair Value of 2021 Convertible Notes

Prior to the IPO, we accounted for the 2021 Convertible Notes in accordance with the provisions of Accounting Standards Codification (“ASU”) 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We adjusted the carrying value of the liability for the 2021 Convertible Notes to its estimated fair value at the end of each reporting period through conversion, with increases in fair value recorded as other income or expense in the statements of operations.

Change in Fair Value of Warrant Liability

Prior to the IPO, we accounted for the warrant for preferred stock (the “SVB Warrant”, see Note 3 to our condensed financial statements included in Item 1) in accordance with the provisions of Accounting Standards Codification 480, Distinguishing Liabilities from Equity, which requires that warrants for the purchase of shares in contingently redeemable instruments be accounted for as liabilities. We adjusted the carrying value of such warrant liability to its estimated fair value at the end of each reporting period through conversion, with increases or decreases in fair value recorded as other income or expense in the statements of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$8,910	$6,080	$2,830	47%
Selling, general and administrative	8,551	1,698	6,853	404%
Loss from operations	$(17,461)	$(7,778)	$(9,683)	-124%
Interest income	91	76	15	20%
Interest expense	(234)	(202)	(32)	16%
Change in fair value of warrant liability	-	(49)	49	-100%
Other income (expense)	(7)	20	(27)	-135%
Net loss	$(17,611)	$(7,933)	$(9,678)	-122%

Research and Development Expense

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$8,910	$6,080	$2,830	47%

Research and development expense increased by $2.8 million, or 47%, in the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $2.1 million in employee compensation costs, including $0.9 million of stock-based compensation, to support the development efforts of our G4 Integrated Solution and our beta development for the PX Integrated Solution. Other increases include $0.3 million related to product testing and supplies used for in-house research and $0.1 million related to the expansion of our facilities.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expenses for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$8,551	$1,698	$6,853	404%

Selling, general and administrative expense increased by $6.9 million, or 404%, in the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $4.2 million increase in employee compensation costs, including $1.7 million of stock-based compensation, resulting from hiring additional personnel to support our growth and prepare for future commercialization. Other increases include $2.1 million in professional and consulting fees related to insurance, legal, audit and other costs associated with becoming a public company, as well as $0.4 million related to expansion of our facilities.

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Interest income	$91	$76	15	20%
Interest expense	(234)	(202)	(32)	16%
Change in fair value of warrant liability	-	(49)	49	-100%
Other income (expense)	(7)	20	(27)	-135%
Total	(150)	(155)	5	-3%

Other expense was $0.2 million during the three months ended September 30, 2021 and was consistent with the same period in 2020.

Comparison of the Nine Months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$23,200	$15,431	$7,769	50%
Selling, general and administrative	18,406	4,518	13,888	307%
Loss from operations	$(41,606)	$(19,949)	$(21,657)	109%
Interest income	223	444	(221)	-50%
Interest expense	(654)	(503)	(151)	30%
Change in fair value of convertible promissory notes	(35,199)	-	(35,199)	100%
Change in fair value of warrant liability	(2,180)	(49)	(2,131)	4,349%
Other income (expense)	405	24	381	1,588%
Net loss	$(79,011)	$(20,033)	$(58,978)	294%

Research and Development Expense

The following table summarizes our research and development expense for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
x	(in thousands)
Research and development	$23,200	$15,431	$7,769	50%

Research and development expense increased by $7.8 million, or 50%, in the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $5.2 million in employee compensation costs, including $1.6 million of stock-based compensation, to support the development efforts of our G4 Integrated Solution and our beta development for the PX Integrated Solution. Other increases include $0.8 million in laboratory materials, supplies and reagents used for in-house research, $0.7 million related to the expansion of our facilities and $0.3 million for consulting fees for research and development activities.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$18,406	$4,518	$13,888	307%

Selling, general and administrative expenses increased by $13.9 million, or 307%, in the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $9.1 million increase in employee compensation costs, including $3.9 million of stock-based compensation costs, as a result of hiring personnel to support our growth and prepare for future commercialization. Other increases include $2.8 million in professional and consulting fees related to insurance, legal, audit, marketing services, and other costs associated with becoming a public company.

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Interest income	$223	$444	$(221)	-50%
Interest expense	(654)	(503)	(151)	30%
Change in fair value of convertible promissory notes	(35,199)	-	(35,199)	100%
Change in fair value of warrant liability	(2,180)	(49)	(2,131)	4,349%
Other income (expense)	405	24	381	1,588%
Total	(37,405)	(84)	(37,321)	44,430%

Other expense increased by $37.3 million in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the increase in the fair value of our convertible promissory notes of $35.2 million and the increase in the fair value of the warrant liability by $2.1 million, each prior to their conversion in connection with the IPO.

Liquidity and Capital Resources

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have not generated any revenues from product sales and have incurred significant operating losses and negative cash flows from operations. From incorporation in June 2016 through September 30, 2021, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our planned commercialization and research and development activities. In particular, we expect to incur increasing costs in the near term in connection with the commercial launch of our G4 Integrated Solution, which will include, among others, increasing our sales and marketing and other commercialization efforts to drive market adoption of our G4 Integrated Solution and scaling up our manufacturing and customer support capabilities. During the nine months ended September 30, 2021, we incurred a net loss of $79.0 million and used $36.0 million of cash in operations. As of September 30, 2021, we had an accumulated deficit of $132.1 million. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $357.0 million.

Based on our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our planned operations for at least 12 months from the issuance date this report. We have based our estimate of capital requirements on assumptions that may prove to be incorrect and as we continue to face challenges and uncertainties, our available capital resources may be consumed more rapidly than currently expected due to a variety of factors, including: (i) delays in execution of or a significant expansion of our commercialization plans; (ii) changes we may make to the business that affect ongoing operating expenses; (iii) changes we may make in our business or commercialization strategy; (iv) changes we may make in our research and development spending plans; (v) actions taken by our competitors; (vi) the impact of the COVID-19 pandemic; (vii) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions; and (viii) other factors described in the section titled “Risk Factors” elsewhere in this report.

We may need to seek additional financing in the future to support our operations, research and development activities and commercialization plans. If we are not able to generate sufficient revenue to finance our cash requirements or raise additional capital or enter into financing agreements or arrangements when required on favorable terms, or at all, we may have to delay, reduce the scope of, or discontinue one or more development programs, delay potential commercialization or reduce the scope of sales or marketing activities and pursue other cost cutting measures, including the reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition and/or ability to fund our scheduled obligations on a timely basis or continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities or that, if we achieve profitability, we will be able to sustain it.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in)
Operating activities	$(36,002)	$(17,887)
Investing activities	(107,536)	16,350
Financing activities	371,318	7,487
Net increase in cash and cash equivalents	$227,780	$5,950

Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $36.0 million attributable to a net loss of $79.0 million, offset by non-cash charges of $46.1 million and by a net change in our working capital of $3.1 million. Non-cash charges primarily consisted of a $35.2 million change in the fair value of the 2021 Convertible Notes, a $2.2 million change in the fair value of warrants and $6.3 million of stock-based compensation expense.

During the nine months ended September 30, 2020, cash used in operating activities was $17.9 million attributable to a net loss of $20.0 million, offset by non-cash charges of $1.5 million and by a net change in our working capital of $0.7 million. Non-cash charges primarily consisted of stock-based compensation expense of $0.7 million and depreciation expense of $0.4 million.

Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $107.5 million, which related to purchases of available-for-sale securities of $146.1 million, net of proceeds from maturities of available-for-sale securities of $41.6 million, in addition to $3.0 million in payments related to purchases of property and equipment.

During the nine months ended September 30, 2020, cash provided by investing activities was $16.4 million, which related to maturities of available-for-sale securities of $23.6 million, net of purchases of $6.1 million, in addition to $0.8 million in payments related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $371.3 million, which was primarily related to the net proceeds from our IPO of $237.2 million, proceeds from the issuance of the 2021 Convertible Notes of $130.5 million and cash received related to exercise of stock options of $3.5 million.

During the nine months ended September 30, 2020, cash provided by financing activities was $7.5 million, which was primarily related to proceeds from our long-term debt issuance.

Indebtedness

In November 2019, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend to us up to $15.0 million in a series of term loans (the “2019 SVB Loan”). Contemporaneously, we borrowed $2.5 million in the first of three draw-downs available under the 2019 SVB Loan. In March 2020, we borrowed an additional $7.5 million as a second draw. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (a) 0.65% above the prime rate or (b) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date. In connection with the 2019 SVB Loan, SVB entered into a the SVB Warrant agreement with us to purchase shares of Series B convertible preferred stock at an exercise price of $2.3228 per share.

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement” or “2021 SVB Loan”, together with the 2019 SVB Loan, the “SVB Loans”) with SVB. The Amended Agreement provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million; and (iii) subject to SVB’s approval, our right to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (a) 0.75% plus the prime rate as reported in The Wall Street Journal and (b) 4.00%. The 2021 SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (“Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

The Amended Agreement was accounted for as a debt modification, rather than an extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. Unamortized debt issuance costs as of the date of modification and incremental issuance costs incurred in connection with the Amended Agreement will be amortized to interest expense using the effective interest method over the repayment term.

We are subject to customary affirmative and restrictive covenants under the Amended Agreement. Our obligations under the Amended Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than intellectual property. We have agreed not to encumber our intellectual property assets, except as permitted by the Amended Agreement. The Amended Agreement provides for events of default customary for term loan facilities of this type, including but not limited to: non-payment; breaches or defaults in the performance of covenants or representations and warranties; bankruptcy and other insolvency events; and the occurrence of a material adverse change as defined in the Amended Agreement. After the occurrence of an event of default, SVB may, among other remedies, accelerate payment of all obligations

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.

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

Off–Balance Sheet Arrangements

Since our inception, we have not engaged in any off–balance sheet arrangements, as such term is defined in the rules and regulations of the Securities and Exchange Commission (“SEC”).

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue; (ii) the date we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or (iv) December 31, 2026. As a result of this status, we have taken advantage of certain exemptions from various reporting requirements in this report that are applicable to other publicly traded entities that are not emerging growth companies and may elect to take advantage of other exemptions from reporting requirements in our future filings with the SEC. In particular, in this report, these exemptions include:

•
the option to present only two years of audited financial statements and only two years of Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•
not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended;
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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $357.0 million and $26.9 million as of September 30, 2021 and December 31, 2020, respectively. The goals of our investment policy are liquidity and capital preservation, and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments. Additionally, the interest rate for borrowings under our 2021 SVB Loan is variable. The principal outstanding under our 2021 SVB Loan as of September 30, 2021 is $10.5 million. We believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial statements included elsewhere in this report.

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States and our expenses and substantially all of our payment obligations are denominated in and have been satisfied with U.S. dollars. There was no material foreign currency risk for the three months ended September 30, 2021 and year ended December 31, 2020. In the future, our sales may be denominated in foreign currencies, and, to the extent they are, we will be subject to foreign currency transaction gains or losses. To date, we have had no material foreign currency transaction gains and losses, and we have no formal hedging program with respect to foreign currency. We believe a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have a material effect on our financial statements included elsewhere in this report.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors

Investing in our common stock is speculative and involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements” elsewhere in this report.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We operate in a highly competitive market characterized by rapid technological advances, frequent new product introductions, evolving industry standards and changing customer preferences. Our limited operating history makes it difficult to evaluate our future prospects and our ability to respond to our competitors, changes in our market and the risks and challenges we may encounter as we expand our business operations. If we fail to address the risks, uncertainties and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by companies developing and introducing new products in competitive and rapidly changing markets. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks and uncertainties successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

We have incurred significant losses since inception, we expect to incur significant losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We are a pre-revenue life science technology company and have incurred significant losses since we were formed in 2016. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, continue to develop our products and implement our business plans and strategies. Our net loss for the nine months ended September 30, 2021 was $79.0 million and for year ended December 31, 2020 was $27.9 million. As of September 30, 2021, we had an accumulated deficit of $132.1 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional funds toward ongoing research and development and toward the timely commercialization of our products. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and preparing for the commercial launch of our first product, the G4 Integrated Solution. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, finalize the development of our G4 and PX Integrated Solutions, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have not generated any product revenue, and we may never generate revenue sufficient to offset our expenses, or at all. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We are a pre-revenue life science technology company in the development stage and have no history commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We have not finalized the development or commercialized any of our products or technology and have not generated any revenue to date. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing our technologies and products, including our G4 Integrated Solution. We have completed our beta pilot program for our G4 Integrated Solution, are underway with our early access program, and anticipate a commercial launch of our G4 Integrated Solution by the end of 2021 with intentions for units to ship in the first half of 2022. The performance of our integrated solutions in our beta pilot program and early access program may not be indicative of the performance our customers experience following commercial launch and may prove to be inaccurate. There can be no assurance that we will be able to timely finalize the development of or achieve market acceptance for our G4 Integrated Solution in the future. In particular, it is possible that customers in the early access program may form negative impressions of our G4 Integrated Solution, encounter errors in results or otherwise believe that our G4 Integrated Solution does not compare favorably to competing systems. Further, we have not finalized the development of our G4 Integrated Solution or manufactured our G4 Integrated Solution in commercial quantities, conducted sales and marketing activities at scale or managed customer support at the commercial level. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our lack of any history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

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

We have completed our beta pilot program for our G4 Integrated Solution, are underway with our early access program, and anticipate a commercial launch of our G4 Integrated Solution and its first associated products by the end of 2021, with intentions for units to ship in the first half of 2022. Our second planned product, the PX Integrated Solution, is still under development, and we do not anticipate the commercial launch of our PX Integrated Solution and its first associated products until 2023. As a result, we expect to generate substantially all of our revenue in the near term from the sale of our G4 Integrated Solution. There can be no assurance that we will finalize the development of our G4 Integrated Solution on a timely basis, that our G4 Integrated Solution will meet our targeted performance metrics, that the G4 Integrated Solution will meet the expectations of our customers or otherwise gain market acceptance, that we can manufacture our G4 Integrated Solution in commercial quantities, that we will be able to successfully commercialize our G4 Integrated Solution or that we will be able to service and maintain our G4 Integrated Solutions that we have sold. Further, there is no assurance that we will be able to successfully complete the development of, or commercialize, our planned PX Integrated Solution, or any other future products or product enhancements we elect to pursue. To date, we have no experience simultaneously designing, testing, manufacturing and selling products and there can be no assurances we will be successful in doing so. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause our G4 Integrated Solution or our planned PX Integrated Solution to not be commercially attractive to our customers.

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

We plan to initially target customers who are already familiar with genomic analysis, including academic institutions, genomic research centers/core labs and government laboratories, as well as pharmaceutical, clinical research organizations (“CROs”), biotechnology, consumer genomics, commercial molecular diagnostic laboratories and agrigenomics companies. We believe that a substantial amount of our sales revenue in the near term will be generated from sales to academic and other research institutions. Therefore, we expect much of these customers’ funding will be, in turn, provided by various state, federal and international governmental agencies. As a result, the demand for our G4 Integrated Solution, our planned PX Integrated Solution and any other product or product enhancements we elect to develop in the future may depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. For example, congressional appropriations to the National Institutes of Health (the “NIH”) have generally increased year-over-year for the last 20 years, but the NIH also experiences occasional year-over-year decreases in appropriations, including as recently as 2013. There is no guarantee that NIH appropriations will not decrease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, results of operations, financial condition and prospects.

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
•
the impact of the COVID-19 pandemic on the economy, our business and operations, investment in life sciences and research industries, and resources and operations of our customers, suppliers and distributors;
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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of September 30, 2021, we had an accumulated deficit of $132.1 million. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, finalize the development of our integrated solutions, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. We have not generated any product revenue, and we may never generate revenue sufficient to offset our expenses, or at all. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations.

The COVID-19 pandemic has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. In addition, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, and the perception that such orders or restrictions could continue or, after being lifted, be reinstated for a period of time, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that have impacted our business, personnel, personnel at third-party manufacturing facilities and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to produce our products.

For instance, there were previously standing “stay-at-home” orders in California, and specifically in San Diego County, where our headquarters is located. We have continued to operate within the rules applicable to our business; however, an extended implementation of these governmental mandates or reinstitution of additional more stringer mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Pandemic precautions and preventative measures may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our new headquarters and manufacturing facilities may also be delayed by COVID-19 related restrictions. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

In the near term, we expect that a substantial amount of our revenue will be derived from sales of our G4 Integrated Solution to academic and research institutions. Our ability to drive the adoption of our products will depend on our ability to visit customer sites to install and train customers on our G4 Integrated Solution, and the ability of our customers to access laboratories and conduct research in light of the COVID-19 pandemic. Additionally, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, will become increasingly important to the adoption of our G4 Integrated Solution. All of these activities are impacted by the COVID-19 pandemic in multiple ways, such as:

•
reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables as a result of such delays and shutdowns;
•
re-allocation of resources by potential customers toward COVID-19 research, testing or treatment;
•
delays in obtaining supplies and materials used to produce our products;
•
decreases in government funding of research and development; and
•
changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research and changes that have the effect of increasing the length of the funding process.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties we rely on, and could worsen over time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While we do not yet know the full extent of the potential future impacts on our business, any of these occurrences could significantly harm our business, results of operations and financial condition.

Further, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

Risks Related to the Development and Commercialization of Our Products

We have not commercially launched any products, and our efforts to finalize the development and commercially launch our G4 Integrated Solution or our planned PX Integrated Solution may not be successful.

We have not commercially launched any product. With respect to our G4 Integrated Solution, we have completed our beta pilot program, are underway with our early access program, and anticipate a commercial launch of the G4 Integrated Solution and its first associated products by the end of 2021 with intentions for units to ship in the first half of 2022. With respect to our planned PX Integrated Solution, we are currently in an advanced prototype development stage for the initial products and expect to begin an early access program in 2022 and full commercial launch in 2023. Our product development and commercial launch plans may not progress as planned or may not be successful due to:

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

If we fail to finalize the development of our G4 Integrated Solution and complete the development of our PX Integrated Solution, our revenue and our prospects could be harmed.

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

The market for NGS, single-cell, spatial and proteomics products and technologies is evolving, making it difficult to predict with any accuracy the market opportunity for our current and future products and technologies. Our estimates of the total addressable market for our current and future products and technologies are based on a number of internal and third-party estimates and assumptions. In particular, while we believe that our target markets may be underserved by existing genomics products and technologies and that our target customers will recognize the value proposition offered by our products, we cannot be certain that our target customers will recognize enough value from our products to purchase our products in place of, or in addition to, tools and technologies they already use. Further, we cannot be certain that our target customers will view our products as competitive alternatives to existing tools and technologies in our target markets, especially given that our competitors have long relationships, including exclusive arrangements, with our target customers and may be able to offer significant discounts and/or buddle products or offerings to our target customers.

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

Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and require the collection, reuse, and recycling of waste from products we manufacture;
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
•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products including as a result of the separation of the United Kingdom from the European Union (“Brexit”);
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

We may seek required funding through issuances of equity or convertible debt securities, entering into additional loan facilities or drawing down additional funds under our 2021 SVB Loan. Each of the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. If we raise funds by issuing additional debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Our 2021 SVB Loan restricts our ability to pursue certain transactions that we may believe to be in our best interest, including incurring additional indebtedness without the prior written consent of the lender under the 2021 SVB Loan. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us.

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

As of September 30, 2021, there was $10.5 million of principal owed under our 2021 SVB Loan. In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our 2021 SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the 2021 SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the 2021 SVB Loan, Silicon Valley Bank could proceed against such assets. Any declaration by Silicon Valley Bank of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, which we expect to continue for the foreseeable future, and we may never achieve profitability. As of December 31, 2020, we had federal and California tax loss carryforwards of approximately $48.7 million and $47.1 million, respectively. As of December 31, 2020, we had federal and state tax credit carry forwards of approximately $1.6 million and $2.2 million, respectively. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes based on restrictions in the Code, which could adversely affect our future cash flows and results of operations.

U.S. federal income tax reform and the implementation of such reforms could adversely affect us.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “TCJA”) that significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. The financial statements contained herein reflect the effects of the TCJA based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the TCJA, and, as a result, we made certain judgments and assumptions in the interpretation thereof.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act (the “FFCR Act”), was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”), was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Risks Related to Manufacturing Our Products

We may be unable to manufacture our G4 Integrated Solution to meet our commercialization plans on a timely or cost effective basis.

We must successfully increase our manufacturing output to meet our commercialization plans and to support our planned commercial launch of our G4 Integrated Solution by the end of 2021, with units planned to be shipped during the first half of 2022. We currently manufacture our G4 Instrument in our facilities in La Jolla, California. We have leased and are currently building out a new manufacturing facility at a new location in La Jolla, California to support our growth and commercialization plans. In order to manufacture sufficient G4 Instruments, and the associated consumables, to meet our commercialization plans, we will need to hire and train a sufficient number of manufacturing, engineering and quality personnel. Manufacturing our G4 Instruments, and the associated consumables, requires complex processes, and depends on the skill and experience of our manufacturing personnel. The manufacturing process for our G4 Instrument, and the associated consumables, also includes sourcing components from various third-party suppliers and then assembling and testing the final product offerings. We must manufacture our G4 Integrated Solution in compliance with our demanding specifications and at an acceptable cost in order to achieve and maintain profitability. We have only a limited history of manufacturing and assembling our G4 Instrument and the associated consumables, and, as a result, we may have difficulty manufacturing and assembling sufficient quantities of such products in a timely and cost effective manner. To manage our manufacturing operations and the supply of components from our third-party suppliers, we will need to forecast anticipated demand to predict our inventory needs from six months to a year in advance and enter into purchase orders on the basis of these requirements.

Our limited manufacturing history may not provide us with enough data to allow us to accurately and effectively predict our manufacturing capacity requirements or our need for components from our third-party suppliers, including appropriately anticipating fluctuations in the availability and pricing of required components. We may experience delays in obtaining components required for our G4 Instrument or the associated consumables, including due to recent supply chain challenges being experienced in the economy generally, or not have sufficient manufacturing capabilities and personnel for such products, which could impede our ability to manufacture and assemble these products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in production of our G4 Instrument and the associated consumables, including problems with quality control and assurance, component supply shortages or surpluses, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements.

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

We intend to manufacture our G4 Integrated Solution at our existing facilities and our new headquarters located in La Jolla, California. We procure certain components of our G4 Instrument, and our associated consumables, from third-party suppliers, which include both commonly available raw materials and custom components. Many of these manufacturing processes are complex. As we move towards commercial scale manufacturing, if we are not able to repeatedly produce our G4 Integrated Solution at commercial scale and source required components from third-party suppliers, our business will be adversely impacted. In particular, we will need to obtain certain approvals and certifications to build our new facility that can be capable of manufacturing our integrated solutions. We do not have experience in constructing manufacturing facilities and if we are unable or delayed in obtaining required approvals and certifications our commercialization efforts could be adversely affected.

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

From December 31, 2020 to September 30, 2021, the number of our full-time employees increased from 121 to 200. Since that time, we have continued to increase our employee headcount and expand our operations and expect to continue to do so as we approach commercialization. Our recent growth has placed significant strains on our management, financial systems and internal controls. We expect that the anticipated growth associated with the commercial launch of our G4 Integrated Solution and the development and commercial launch of our planned PX Integrated Solution, will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Developing and commercializing our G4 Integrated Solution, and continuing to develop our planned PX Integrated Solution, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in a virtual environment during the COVID-19 pandemic and related governmental work from home mandates. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

To date, the growth of our operations has been organic, and we have limited experience in acquiring or investing in other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Also, our 2021 SVB Loan may restrict our ability to pursue certain mergers, acquisitions, amalgamations or consolidations without obtaining the prior consent of Silicon Valley Bank or repaying our outstanding loan amounts. Additionally, future acquisitions or investments could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

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

We are in the process of implementing a new enterprise resource planning system (“ERP system”). This system will integrate our operations, including supply-chain, order entry, manufacturing, inventory and financial reporting, among others. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and implementation of the improvements to our ERP system may result in potentially much higher costs than anticipated and may adversely affect our ability to develop and manufacture our products, commercialize our products, fulfill contractual obligations, file reports with the Securities and Exchange Commission, or the SEC, in a timely manner or otherwise operate our business and our controls environment. Moreover, despite our security measures, our information technology systems, including the ERP system, are vulnerable to damage or interruption from fires, floods and other natural disasters, terrorist attacks, computer viruses or hackers, power losses and computer system or data network failures, which could result in significant data losses or theft of sensitive or proprietary information. Any of these consequences may harm our business.

Risks Related to our Intellectual Property

If we are sued for infringing, misappropriating or otherwise violating intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends on our ability to develop, manufacture, market and sell our products and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. We operate in a crowded technology area in which there are numerous issued patents and patent applications and in which there has been substantial litigation regarding patent and other intellectual property rights. There also is a substantial number of administrative proceedings for challenging patents, including interference, derivation, inter partes review (“IPR”), post grant review, and reexamination proceedings before the United States Patent and Trademark Office (“USPTO”), or oppositions and other comparable proceedings in foreign jurisdictions. We expect to be exposed to, or threatened with, future litigation by third parties, including our primary competitors, who have patent and other intellectual property rights and may allege that our research and development activities, products, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Our competitors have numerous issued patents and pending patent applications in the fields covered by our products and in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. In addition, many patent applications are unpublished for up to 18 months from their first filing date and are not accessible to us. We expect that our competitors will, in connection with our launch of our G4 Integrated Solution and our planned PX Integrated Solution and later stage product offerings, assert that we are infringing, or have in the past infringed as part of our research and development activities, their patent and other intellectual property rights and that we are employing their proprietary technology without authorization.

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

We may choose to challenge the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, or other foreign patent offices review the patent claims. However, there can be no assurance that any such challenge will be successful and if not successful, we may be estopped from asserting in a district court any grounds already raised or that could have been raised in certain proceedings, such as IPR at the USPTO. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel.

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

We rely on patent, trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary products and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We currently have three issued patents covering our proprietary next-generation sequencing technology. If we fail to obtain additional patent protection for our products and technology and maintain and protect our intellectual property rights, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. Further, if we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our ability to successfully commercialize our products may be impaired.

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

We cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

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

We in-licensed certain patents and other intellectual property rights from The Trustees of Columbia University in the City of New York (“Columbia”). If we fail to comply with the terms of our agreement with Columbia or have a disagreement with Columbia regarding our obligations thereunder, we may be subject to breach of contract claims or other actions by Columbia, which could harm our business, results of operations and financial condition.

In August 2016, we entered into an Exclusive License Agreement with Columbia, which was subsequently amended in September 2016, November 2016 and June 2017 (the “License Agreement”). Under the License Agreement, we received (i) an exclusive, sublicensable, worldwide license under certain patents owned by Columbia to discover, develop, make and sell products or services covered by the claims of such licensed patents (the “Patent Products”), and (ii) an exclusive, sublicensable, worldwide license under certain materials and technical information provided by Columbia to discover, develop, make and sell products or services that directly use or incorporate such materials or information (the “Other Products”). Under the License Agreement, we are required to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products and to achieve certain fundraising and development milestone events. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products. We are also required to make milestone payments to Columbia upon our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement.

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

The License Agreement includes a number of diligence obligations that require us to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products by certain dates. To the extent that we do not commercialize a Patent Product or Other Product, Columbia may contend that we have not complied with our diligence obligations under the License Agreement. In such case, Columbia could take the position that the License Agreement should convert to a non-exclusive license or pursue actions to terminate the License Agreement alleging that we have not satisfied our diligence obligations. Columbia could also file additional claims to the pending patent applications they licensed to us to attempt to cause our products to become Patent Products. Columbia could also disagree with our interpretation of our milestone and royalty obligations under the License Agreement and contend that a failure to make milestone payments or pay royalties constitutes a breach of the License Agreement. We are currently engaged in discussions with Columbia regarding the application of the License Agreement and our efforts to satisfy the diligence obligations under the License Agreement. There is no assurance that Columbia will agree with our interpretation of the License Agreement or our payment obligations thereunder or agree that we have complied with our diligence obligations.

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

Certain of our future owned and in-licensed patents may be subject to a reservation of rights by one or more third parties, including government march-in rights, which may limit our ability to exclude third parties from commercializing products similar or identical to ours.

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

We intend to market and sell our G4 Integrated Solution and our planned PX Integrated Solution primarily to academic and research institutions and research companies, government laboratories, hospitals, and biotechnology, consumer genomics and proteomics, commercial molecular diagnostic laboratories, and agrigenomics companies as research use only (“RUO”) products. Our products are not currently designed, or intended to be used, for clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (“FDA”) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (“QSRs”), we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

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

We do not currently expect either our G4 Integrated Solution or our planned PX Integrated Solution to be subject to the clearance or approval of the FDA, as they are not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for RUO or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive and time-consuming. Regulatory requirements related to marketing, selling and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

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

As part of the previous Administration’s efforts to combat COVID-19 and consistent with former President Trump’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act. While this action by HHS is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as future legislation by federal and state governments and the FDA will impact the industry, including our business and that of our customers. Such HHS measure may compel the FDA to formalize earlier enforcement discretionary policies and informal guidance through notice-and-comment rulemaking and/or impose further restrictions on LDTs. HHS’ rescission policy may change over time and we cannot be certain if the new administration will withdraw Executive Orders 13771 and 13924. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.

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

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

Further, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information” or “PHI”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information (such as the HIPAA and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

In Europe, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time- intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities.

The exit of the United Kingdom (“UK) from the EU, often referred to as Brexit, also has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the “Extended Adequacy Assessment Period”). Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.

Further, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield in July 2020. The ECJ decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. Although the EU has presented a new draft set of contractual clauses, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the ECJ’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU and Switzerland to the U.S., each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU and Switzerland to the U.S.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti- corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Substantial amounts of our outstanding shares may be sold into the market when the lock-up period ends. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. All of the shares of common stock sold in our IPO are available for sale in the public market, unless purchased by our affiliates or existing stockholders. Substantially all of our existing outstanding shares of common stock are currently restricted from resale as a result of market-standoff agreements and “lock-up” agreements, which may be waived by J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC with or without notice subject to certain exceptions. These shares will become available to be sold on November 23, 2021. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and various vesting agreements.

Certain of our stockholders will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to lock-up agreements. We also intend to register shares of common stock that we have issued and may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. The 2021 SVB Loan also contains a negative covenant that prohibits us from paying dividends subject to limited exceptions. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

General Risk Factors

If securities or industry analysts cease publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports published by securities or industry analysts about us or our business. Securities and industry analysts currently publish research on our company. If analysts cease coverage of us, the trading price for our common stock could be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because our stock price has declined since our IPO, and life science technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Requirements associated with being a public company have increased and will increase our costs significantly, as well as divert significant company resources and management attention.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40443	3.1	June 1, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40443	3.2	June 1, 2021
10.1	Amended and Restated Loan and Security Agreement, dated September 30, 2021, by and between the Registrant and Silicon Valley Bank.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULAR GENOMICS SYSTEMS, INC.

Date: November 9, 2021	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	/s/ Dalen Meeter
Dalen Meeter
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)