Form 10-K
period 2021-12-31
Singular Genomics Systems, Inc.
filed 2022-03-14
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40443

SINGULAR GENOMICS SYSTEMS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-2948451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

_____________________________________________________

10931 N. Torrey Pines Road, Suite #100 La Jolla, California 92037

(858) 333-7830

(Registrant’s address of principal executive offices

and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OMIC	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $1.3 billion. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 28, 2022 was 70,369,424.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

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
•
our ability to timely and successfully implement our commercialization plan for the G4 and planned PX;
•
the implementation of our business model and strategic plans for the G4 and planned PX;
•
our expectations regarding the rate and degree of market acceptance of the G4 and planned PX;
•
our ability to compete with competitive companies and technologies in our industry;
•
our ability to manage and grow our business and commercialize the G4 and planned PX;
•
our ability to develop and commercialize new products and development product enhancements;
•
the impact of the COVID-19 pandemic on our business;
•
our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
•
our ability to fulfill our contractual commitments;
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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•
Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•
We have incurred significant losses since inception, we expect to incur significant losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•
We are a pre-revenue life science technology company in the development stage and have very limited history commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.
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
•
We could have disputes with contractual counterparties regarding our or their performance under those contracts, we could be unable to fulfill such contractual commitments, or our contractual obligations may exceed our current expectations.
•
If our products fail to achieve early customer and scientific acceptance, we may not be able to achieve broader market acceptance for our products, and our revenues and prospects may be harmed.
•
We expect to be highly dependent on revenue generated from the sale of the G4, and any delay in the commercialization of the G4 will have a substantial adverse effect on our business and results of operations.
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
•
We have only launched one commercial product, the G4, and we may not be able to successfully commercially launch our planned PX or other products as planned.
•
The G4 is sold as an RUO product; changes in the regulatory landscape could affect the market for such a product.
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

PART I

Item 1. Business

Our Mission

Our mission is to accelerate genomics for the advancement of science and medicine. The genomic technologies developed over the last two decades, since the first sequencing of the human genome, have greatly improved our understanding of biology, empowered the development of novel therapies and advanced clinical diagnostics. Yet, the potential of genomics is just starting to be realized. Today’s sequencing technologies have made a significant impact, but limitations remain to incorporate these tools into routine clinical practice: long analysis times, labor-intensive protocols, sample-batching requirements and high cost. We are developing powerful, fast, flexible and accurate sequencing products, along with novel applications and sample-to-result workflows, to solve these challenges.

We believe the next generation of biological discovery and translational medicine will be powered by even more advanced molecular technologies. These technologies will enable a high-resolution view of DNA, RNA and proteins in individual cells, including their spatial arrangement. This view, called multiomics, will enable greater insight into the function of cells and tissues. We are building multiomics technologies by leveraging our core DNA sequencing engine, which uses molecular biology techniques and the latest advances in high-speed, high-resolution imaging.

Our goal is to unleash the power of sequencing as a universal reader of biology, which we believe will open new frontiers in research and medicine.

Overview

We are a life science technology company that is leveraging novel, next-generation sequencing (“NGS”) and multiomics technologies to empower researchers and clinicians. We developed a unique and proprietary NGS technology, which we refer to as our Sequencing Engine. This Sequencing Engine is the foundational platform technology that forms the basis of our products in development as well as our core product tenets: power, speed, flexibility and accuracy. We are currently developing two products that are purpose-built to target applications in which these core product tenets matter most. Our first product, the G4, targets the NGS market and is comprised of an instrument and associated menu of consumable kits. Our second product in development, the PX, combines single-cell analysis, spatial analysis, genomics and proteomics in one integrated instrument to offer a versatile multiomics solution.

The core of our Sequencing Engine is comprised of unique and proprietary chemistry, including novel chemical compounds, polymers and enzymes. This chemistry is designed to produce high sequencing accuracy and rapid cycle times that we believe can drive improvements in NGS. To take full advantage of the proprietary chemistry, we have developed and continue to develop purpose-built instrumentation consisting of high-speed, high-resolution imaging and innovative fluidic design. We believe that our Sequencing Engine, together with our proprietary innovations in molecular biology techniques, will enable differentiated applications in fast-growing markets, supported by our intellectual property portfolio.

The G4 is a benchtop next-generation sequencer designed to produce fast and accurate sequencing results. The G4 is designed to target the NGS market in particular applications that require power, speed, flexibility and accuracy. We believe the G4 will expand and accelerate the use of DNA sequencing across a wide range of applications, such as identifying cancer-associated genetic mutations, deep sequencing to detect minimum residual disease in circulating cell-free DNA, profiling the immune system, analyzing single-cell RNA transcription and rapidly sequencing exomes and whole genomes. We are executing a three-step commercialization plan for the G4 consisting of: (i) collaborating with select partners to conduct beta pilot tests, which we completed in 2021; (ii) collaborating with potential customers in our early access program, which is substantially complete; and (iii) offering the G4 broadly to the market. We commercially launched the G4 in December of 2021. We expect shipments to begin in the second quarter of 2022.

The PX is our second product in development and is a multiomics platform designed to target the markets for single-cell, spatial analysis and proteomics. The PX will leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. We believe the PX, when launched, will be a high-throughput, versatile platform capable of measuring levels of RNA transcription, protein expression and sequence specific information directly in cells and tissues. We believe the PX will have broad application across many areas of biology. We are initially focused on applications in oncology and immunology, with future expansion into other applications such as neurology. We are currently in an advanced prototype development stage for the PX. We anticipate initiating a technology access program in the second half of 2022, which will be similar to our early access program, but we intend to initially bring samples and collaborators in-house. We anticipate commercially launching the PX in 2023.

Sequencing Engine

Our Sequencing Engine is the foundational technology for our products. The core of the Sequencing Engine is a novel and proprietary sequencing-by-synthesis (“SBS”) chemistry that enables high sequencing accuracy and rapid cycle times that we believe will drive improvements in NGS. The Sequencing Engine enables performance of highly accurate and massively parallel sequencing at speed. We built the Sequencing Engine from the ground up, and it incorporates the following innovations:

•
Cluster amplification: We have developed an optimized cluster amplification method that is designed to ensure generation of high-quality and high-density clusters with minimal sequence bias and high signal-to-background ratios. This enables high-accuracy sequencing regardless of the type of genetic input material.
•
Paired-read sequencing: We have developed a novel method to read DNA from both ends of the fragment, called paired-read sequencing. We believe our method is fast and efficient with reagent usage, while providing efficient mapping and detection of gene rearrangements, higher-quality data and single-cell genomics.
•
Sequencing chemistry: We have developed a new and proprietary sequencing chemistry. This chemistry includes novel enzymes and nucleotides. We have also designed and synthesized our own dyes to optimize performance. This new and proprietary chemistry enables fast sequencing cycle times.
•
Detection technology: We have developed a proprietary high-speed and high-resolution imaging system. The imaging system has been designed to optimize throughput, cycle time, accuracy and efficiency.

Our Products

Our product development pipeline comprises two products, each designed to leverage the Sequencing Engine and purpose-built to address different applications. Our first product, the G4, targets the NGS market. Our second product in development, the PX, combines single cell analysis, spatial analysis, genomics and proteomics in one integrated instrument to offer a versatile multiomics solution. The G4 and PX are each comprised of an instrument and an associated menu of consumable kits.

G4

We surveyed numerous labs and key opinion leaders while developing the G4 to listen to their needs and to identify the limitations of current solutions. In parallel, we engineered an instrument around the Sequencing Engine to address those real-world needs. The G4 consists of our G4 instrument and associated consumables and is designed to seamlessly fit into existing workflows, including library preparation and bioinformatics. It is also designed to provide flexibility in terms of sample batching and number of flow cells in a sequencing run. We believe this design will enable customers to better manage a wide range of daily sample volume demands without sacrificing turnaround times or incurring extra expenses from inefficient reagent kit use. We are targeting applications for which we believe power, speed, flexibility and accuracy matter, and where our novel molecular biology methods offer unique advantages.

Capabilities of the G4

The G4 has the following capabilities:

•
Power: We designed the G4 with four flow cells providing up to 100 gigabase throughput on each flow cell. This provides up to 4x more data output per hour than any other benchtop sequencer. We expect the G4 to have the ability to sequence a whole genome at 30x coverage on each flow cell in 16−19 hours on kits expected to be available in the fourth quarter of 2022.
•
Speed: We optimized our novel and proprietary chemistry to achieve fast cycle times and built optics and fluidics to leverage it. The G4 achieves cycle times of 2.5 minutes.
•
Flexibility: The G4 has four flow cells. No other sequencer has this type of flexibility that allows a researcher or clinician to run one, two, three or four flow cells at a time on a daily basis for different applications.
•
Accuracy: Q30 accuracy is considered to be the “gold standard” for a sequencer. The G4 provides Q30 or higher accuracy on 75%−90% of base calls, giving an accuracy of 99.6%−99.9% for 150 base reads. We plan to offer novel HD-Seq kits capable of Q50 accuracy for target applications in the fourth quarter of 2022.
•
Paired-read sequencing: Our novel method allows for flexible read length paired-read sequencing of up to 2x150 cycles.
•
Read lengths: We are offering kits with read lengths of 50–150 bases. We plan to extend read lengths up to 3,000 bases on novel extended-range sequencing kits, expected to be available in the fourth quarter of 2022.

•
Workflow: We have designed the G4 for customers to efficiently switch to our products. The upstream workflow and downstream analysis are compatible with many current NGS processes.

Specialized Applications for the G4

We believe that the G4 has broad potential application across various markets. Additional targeted applications for the G4 include rare variant detection with high-definition sequencing (“HD-Seq”) and extended range sequencing (“XR-Seq”). These applications target large markets across oncology, including liquid biopsy detection of cell-free DNA and immunology.

•
Rare variant detection with HD-Seq: We designed the G4 to support HD-Seq, a unique library prep kit and sequencing method for double-stranded DNA in order to provide higher accuracy than standard single-strand NGS sequencing methods. HD-Seq is expected to enable rare variant detection with higher efficiency and lower costs and is intended to achieve accuracy levels of Q50, which can help differentiate a real mutation from random errors. Accuracy is especially important in oncology for the detection of somatic mutations, including rare single-nucleotide polymorphisms. It is also critical in liquid biopsy where the frequency of mutations in a sample is extremely low. We expect to offer HD-Seq kits in the fourth quarter of 2022.
•
XR-Seq: We plan to offer proprietary specialized XR-Seq library prep kits in the fourth quarter of 2022 to facilitate reads of up to 3,000 base pairs. We expect that the G4 will be able to deliver the throughput, accuracy and read lengths required to support comprehensive analysis of the immune system, especially the adaptive immune response which consists of B- and T-cells. A high throughput, high accuracy, cost-effective solution for reading these longer gene sequences can advance the understanding of the immune system, improve the diagnosis and monitoring of blood cancers, provide new insights into immunotherapy for cancer, facilitate therapeutic antibody and T-cell discovery and accelerate the development of vaccines for infectious disease.

G4x4

There are target customers that run high volumes through their sequencers who we expect will need the flexibility to batch less while still maintaining high throughput. Examples of these types of customers would include:

•
Laboratories that do not want to batch together hundreds or thousands of samples onto one sequencing flow cell because of the risk that one failure might ruin data from all samples in the run; or
•
Laboratories with high sample volumes of diverse sample types or run modes that would make it difficult to combine those samples together on one sequencing flow cell.

For these types of customers, which include commercial laboratories and academic laboratories, we plan to offer an expansion of the G4 in a configuration that we have named the G4x4. We are designing a four-instrument configuration to address a different part of the NGS market for those needing high sequencing output while maintaining speed and flexibility of the G4. We expect to launch the G4x4 in the fourth quarter of 2022.

Early Access Program

We have partnered with six labs in an early access program (“EAP”) to further validate the G4 performance specifications across various applications and lab settings that represent our targeted early customers and markets. The G4 achieved targeted performance specifications at the five completed EAP partners’ labs. Results from NGS runs performed by EAP partners demonstrated the following:

•
Site 1 achieved average read counts of 136 million per flow cell, accuracy of 99.6%–99.7% and ≥Q30 accuracy on >75% of base calls requiring 100 cycle kits.
•
Site 2 achieved average read counts of >150 million per flow cell, accuracy of 99.6%–99.8% and ≥Q30 accuracy on >75% of base calls requiring 150 cycle kits.
•
Site 3 achieved average read counts of 167 million per flow cell, accuracy of 99.7%–99.8% and ≥Q30 accuracy on >80% of base calls requiring 200 cycle kits.
•
Site 4 achieved average read counts of 169 million per flow cell, accuracy of 99.7%−99.9% and ≥Q30 accuracy on >80% of base calls requiring 300 cycle kits.
•
Site 5 achieved average read counts of >200 million per flow cell and ≥Q30 accuracy on >80% of base calls requiring 200 cycle kits.

Partnerships

In the first quarter of 2022, we announced our partnerships with Agilent Technologies, Dovetail Genomics, Lexogen, New England Biolab, QIAGEN, Roche, Twist Bioscience and Watchmaker Genomics to validate their library preparation kits on the G4. We also announced our partnerships with the Broad Institute of MIT and Harvard to connect the G4 to Terra, a data platform co-developed by the Broad Institute, Microsoft and Verily to provide researchers using the G4 sequencer access to cloud-based data storage and analytical tools optimized for genomic data. These partnerships further our goal of enabling the G4 to seamlessly fit into existing workflows.

PX

The PX is focused on the single cell and spatial analysis markets and consists of the PX instrument and associated consumables. The PX leverages our Sequencing Engine to enable multiomics analysis of single cells and tissues as both a universal detection method and in situ sequencing. The PX is designed to provide high-throughput analysis of nucleic acids and proteins, while also generating high-resolution images of cellular morphology to enable computer-vision-based analysis of cellular phenotypes. This design reflects an appreciation of the potential for machine-learning-based image analysis to serve as a rich source of biomarker information for cancer and autoimmune disease translational research. We believe the PX will eliminate the need for customers to employ multiple systems over several-day workflows, which is required by existing commercial methods. We believe this will enable researchers to perform large-scale experiments that may fundamentally advance our understanding of biology, and, in turn, advance human health.

Capabilities of the PX

We are designing the PX to have the following characteristics, which we believe are important differentiating characteristics of single-cell and spatial analysis approaches:

•
Multiomics detection: We are developing the PX to identify specific RNA and proteins (through the use of oligo-conjugated antibodies) using our Sequencing Engine either as a universal detection method or for in situ sequencing along with cellular morphology and tissue organization. We believe this provides significantly more information than is available today with current commercial single cell technologies. The addition of the cellular morphology along with spatial organization of biomolecules within the tissue microenvironment can provide a data rich solution across many research applications to better understand cell development, maturation and pathogenesis. We believe that the combination of these useful datasets from individual cells will provide a more complete cellular picture as it will combine both phenotypic data along with detailed molecular characterization.
•
High throughput and large scale: We are designing the PX to be high throughput in order to enable researchers to perform large-scale studies that are currently inaccessible but are needed for a more complete characterization and understanding of cells. Current commercially available single cell technologies detect 10,000 to 100,000 cells in an experiment. The PX will use a well-plate approach (either with a 96 or 384-well consumable plate) designed to process 10,000 to 100,000 cells per well at a throughput of 1 million to 10 million cells in a 96 well plate. We believe that this will meet the growing need in this market for millions of cells and the large scale that is currently unattainable today. Current commercially available spatial analysis instruments can run an experiment involving only 4 to 20 tissue samples. With the PX, we expect to run up to 96 tissue samples per run.
•
High resolution: The PX will be designed to resolve molecules at the single-cell level including subcellular localization of targets. We anticipate that this will enable researchers to differentiate between single cells to truly understand cellular characterization.
•
Targeted panels: We believe that current discovery efforts with bulk sequencing will lead to translational panels that are targeted on key genes of interest. The PX will be designed for larger-scale studies that will process a higher number of samples with these focused panels.

Applications for the PX

We are developing the PX to have a broad set of applications in single-cell and tissue analysis. Examples of applications for the PX may include and are not limited to the following:

•
Single cell proteomics: Targeted protein panels for specific applications to measure intracellular and surface proteins.
•
Single-cell RNA sequencing for variant detection: In situ sequencing of selected gene targets directly within each cell while also simultaneously providing phenotype data for each cell, such as binding of antigens to B cells.

•
Spatial RNA and proteomics applications for tissue in development: Targeted panels (with customization available) for specific basic and translational research applications to measure gene transcription and protein expression within tissue and then link this information to additional phenotypic data to help provide biological context.

Key Disease Areas for the PX

We are designing the PX to have broad applicability across multiple large disease areas. Although our initial applications will focus on indications across oncology and immunology, we are designing the PX to possess the foundational technology and capabilities to potentially address additional areas, including neurology and developmental biology. We believe that key existing biological challenges can be addressed through improved multiomics information, higher resolution and enhanced spatial context, which we intend to address through the PX. The following large disease areas are examples of where we are designing the PX to address significant challenges.

•
Oncology: We believe the PX will be ideally suited to study blood cancers initially. We are designing the PX to enable the mapping of the progression of blood cancers as they develop, pre- and post-treatment, to fully characterize them across multiple molecular markers. The cellular phenotype, including morphology, could be valuable in helping to further characterize these cancer cells along with the molecular data of gene expression. We anticipate that the coupling of molecular data with the cellular phenotype and morphology can help to drive further understanding and identification of different types of cancer as well as provide the ability to interpret biological function.
•
Immunology: We anticipate that our single-cell sequencing will be valuable for identifying the paired receptor data (light and heavy chains in B-cells or alpha and beta chains in T-cells) that is currently lacking at scale today. By having a high-throughput method that will sequence and retain the linkage of the two chains of the immune receptors, we believe researchers will be able to study the immune repertoire in more depth while also correlating each cell with its cellular phenotype. Additionally, we believe that we will be able to use a DNA-conjugated antibody that recognizes the antigen to confirm the immune cell is binding to a specific antigen. We anticipate this combination of data can provide powerful information to interpret biological function as well as to further characterize immune cell types.

Markets

We believe our product pipeline targets multiple market opportunities across life sciences. Due to the comprehensive capability to analyze biology that we are designing into our products, we anticipate that much of this opportunity will be available to us. We estimate that the G4 and the PX target substantial market opportunities such as NGS, single cell, spatial analysis, proteomics and potential new markets.

We plan to initially sell and market our products for research use only (“RUO”) to academic institutions, life sciences and research laboratories, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Additionally, CLIA-certified laboratories are able to develop laboratory developed tests (“LDTs”) using RUO products. Today, a significant majority of NGS-based diagnostic tests are performed as LDTs on DNA sequencers that are labeled for RUO. While our initial products are intended for RUO, our longer-term plans include seeking U.S. Food and Drug Administration (“FDA”) clearance for in vitro diagnostic (“IVD”) products and corresponding clearances in other countries.

Research and Development

The goal of our research and development programs is to accelerate genomics for the advancement of science and medicine. To this end, we focus our research and development efforts on the following areas: improving the performance of our core Sequencing Engine; developing new applications for the G4; developing the PX; and enabling future instruments. Our research and development teams are located in our headquarters in La Jolla, California. As of December 31, 2021, we had 134 employees in research and development.

Commercialization

Our business model focuses on first driving customer adoption of the G4, followed by the PX. We believe customer adoption will then form a base of users who in turn drive an ongoing revenue stream by purchasing our consumables. We plan to focus our commercial efforts on: (i) expanding the installed base of the G4 and PX across a wide array of customer segments; and (ii) driving applications, scale of experimentation and discoveries that lead to increasing utilization of our products by our customers. Similar to our strategy of developing purpose-built products based on feedback from potential customers, we are developing a service and support organization that focuses on creating an unparalleled customer experience.

We are executing a three-step commercialization plan for the G4 consisting of: (i) collaborating with select partners to conduct beta pilot tests, which we completed in 2021; (ii) collaborating with potential customers in our early access program, which is substantially complete; and (iii) offering the G4 broadly to the market. We commercially launched the G4 in December of 2021. We expect shipments to begin in the second quarter of 2022. For the PX, we anticipate initiating a technology access program in the second half of 2022, which will be similar to our early access program, but we intend to initially bring samples and collaborators in-house. We anticipate commercially launching the PX in 2023.

We are in the process of building out our commercial organization to have direct commercial staff in sales, customer support, applications support, field service and marketing and communications. Throughout our commercial rollout, we will need to scale each function within our commercial organization in anticipation of demand and with the intent to deliver exceptional customer experiences. We believe that coupling customer experience with a transformative integrated solution will allow us to deliver substantial value to our customers, build long-term customer loyalty and enhance our competitive differentiation.

We have initially targeted customers in North America through direct sales and customer support organizations. We also plan to expand outside North America to sell and support our products in the European Union, United Kingdom, Asia Pacific and Japan, and expect to expand access to our products in other geographies through well established distribution networks.

Human Capital

As of December 31, 2021 we had 221 full-time employees, many of whom are based at our global headquarters in La Jolla, California. Innovating in this field requires being able to attract, develop, engage and retain top scientific experts in a wide variety of scientific disciplines. Among our full-time employees, 105 hold advanced degrees in their field of expertise, including 49 who hold medical or doctoral degrees. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe relations with our employees are good.

We invest significant resources to attract, develop, engage and retain the talent needed to achieve our mission of accelerating genomics for the advancement of science and medicine. By investing significant resources in our people, we are better able to make discoveries across the fastest growing markets in basic research, clinical applications, single cell analysis and spatial genomics and proteomics and grow our business. We offer competitive total rewards, including salary, bonuses, benefits and equity compensation for our employees. Further, we offer unique perks to delight our employees so that they will in turn delight our customers. We strive to maintain and promote a culture that fosters the values, behaviors and attributes necessary to advance our business and execute our strategy.

Competition

The life sciences market is highly competitive. There are other companies, both established and early-stage, that have indicated that they are designing, manufacturing and marketing products for, among other things, genomics analysis, single-cell analysis and spatial analysis. These companies include 10x Genomics Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Illumina Inc., MissionBio Inc., Nanostring Technologies, Inc., Oxford Nanopore Technologies Inc., Pacific Biosciences Inc., Element Biosciences, Inc., Ultima Genomics, Inc. and Thermo Fisher Scientific Inc., each of which has products or products in development that compete or could compete to varying degrees with some but not all of our product solutions, as well as a number of other emerging and established companies. Some of these companies may have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products. However, we believe we are significantly differentiated from our competitors for many reasons, including our novel, proprietary Sequencing Engine.

Intellectual Property

Developing and maintaining a strong intellectual property position is an important element of our business. Our success depends in part on our ability to obtain and maintain intellectual property protection for our products, technologies and our brand. We utilize a variety of intellectual property protection strategies, including patents, trademarks, trade secrets and other methods of protecting proprietary information.

As of February 1, 2022, we own or exclusively license nine (9) issued U.S. patents, thirty-five (35) pending U.S. Utility patent applications, eight (8) pending European patent applications, seventeen (17) pending Patent Cooperation Treaty (PCT) patent applications and thirty-two (32) pending U.S. Provisional patent applications. The pending European patent applications were filed in the European Patent Organization (EPO), designating all thirty-eight (38) member countries. Our owned patents and patent applications, if issued, are expected to expire between 2038 and 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Our patent strategy seeks broad patent protection on new developments in sequencing technology in addition to new implementations and applications of our technology. The intellectual property portfolio includes patents and pending patent applications that generally relate to the following areas: chemistry (e.g., nucleotides, dyes and polymers); enzymes; nucleic acid sequencing and amplification methodologies; systems, devices and software; spatial analysis; and applications of our technology.

We exclusively license from The Trustees of Columbia University in the City of New York (“Columbia”) one (1) issued U.S. patent, two (2) pending U.S. Utility patent applications, and one (1) pending European patent application, as of February 1, 2022 and certain materials and technical information provided by Columbia. The pending European patent application was filed in the EPO, designating all thirty-eight (38) member countries. These patent applications are directed to compositions and methods for sequencing utilizing nucleotides containing disulfide linkers. Our in-licensed patent applications, if issued, are expected to expire in 2036 and 2037, in each case without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

In addition to our reliance on patent protection for our inventions, products and technologies, we also rely on trade secrets, know-how, confidentiality agreements and continuing technological innovation and licensing opportunities to develop and maintain our competitive position. For example, some elements of manufacturing processes such as our nucleotide synthesis and flow cell assembly, analytic techniques and assays, imaging and optics implementations, as well as computational algorithms and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. Our success will depend in part on our ability to obtain patent protection for our products and technologies, to preserve our trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products.

We use Singular Genomics®, G4, XR/T-SEQ, HD-Seq, and PX as trademarks in the United States. This disclosure contains references to our trademark and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this disclosure, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Columbia License Agreement and Sponsored Research Agreement

In August 2016, we entered into an Exclusive License Agreement (the “License Agreement”) with Columbia. The License Agreement includes a number of diligence obligations that require us to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, we pay an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. During the years ended December 31, 2021 and 2020, the Company paid $0.1 million and approximately $0.1 million, respectively, to Columbia pursuant to the terms of the License Agreement.

We are currently in discussions with Columbia related to the application of the License Agreement and our efforts to satisfy the diligence obligations under the License Agreement. There is no assurance that we will reach an agreement with Columbia regarding the application of the License Agreement to our products or our payment obligations thereunder or agree that we have complied with our other obligations under the License Agreement.

In addition to the License Agreement, the Company entered into a sponsored research agreement to fund a research program with Columbia. The program ended in 2019.

Suppliers and Manufacturing

The majority of our consumable products and instruments are manufactured in-house at our facilities in San Diego, California. These manufacturing operations include: flow cell surface synthesis and flow cell assembly, reagent formulation and cartridge filling, kit assembly and packaging as well as analytical and functional quality control testing. We obtain some components of our consumables from third-party suppliers. While some of these components are sourced from a single supplier, we have qualified second sources for several of our critical components including reagents, flow cells, optics and oligonucleotides. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component.

Regulatory

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of medical devices are subject to regulation in the United States by the Center for Devices and Radiological Health of the FDA under the

Federal Food, Drug, and Cosmetic Act (“FDC Act”) and comparable state and international agencies. The FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, known as 510(k), premarket approval, or PMA, or authorization through a de-novo petition pursuant to the FDC Act prior to marketing, unless subject to an exemption.

We intend to label and sell our products for research purposes only (“RUO”) and expect to sell our products to academic institutions, life sciences and research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, we believe our products, as we intend to market them, generally are not subject to regulation by the FDA. Rather, while FDA regulations require that research use only products be labeled with – “For Research Use Only. Not for use in diagnostic procedures.” – the regulations do not subject such products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices.

In November 2013, the FDA issued a final guidance on RUO labeled products, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product, stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicates that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications and a manufacturer’s provision of technical support for such activities. If the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical devices that will require clearance or approval prior to commercialization. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation. We continue to monitor the changing legal and regulatory landscape to ensure our compliance with any applicable rules, laws and regulations.

In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and expand product lines to address the diagnosis of disease, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production and marketing. Products that we may develop in the molecular diagnostic markets, depending on their intended use, may be regulated as medical devices or in vitro diagnostic products (“IVDs”) by the FDA and comparable agencies in other countries. In the U.S., if we market our products for use in performing clinical diagnostics, such products would be subject to regulation by the FDA under pre-market and post-market control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior premarket approval from the FDA before commercializing the product. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

As noted above, although we intend to label and sell our products for research purposes only, the regulatory requirements related to marketing, selling and supporting such products could be uncertain and depend on the totality of circumstances. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected. For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (“LDTs”) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments.

As laboratories and manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. Additionally, International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In the future, if we decide to distribute or market our diagnostic products as IVDs in Europe, such products will be subject to regulation under the European Union (“EU”) IVD Directive and/or the IVD Medical Device Regulation (IVDR) European Union (EU) 2017/746.

In the future, to the extent we develop any clinical diagnostic assays, we may pursue payment for such products through a diverse and broad range of channels and seek coverage and reimbursement by government health insurance programs and commercial third-party payors for such products. In the United States, there is no uniform coverage for clinical laboratory tests. The extent of coverage and rate of payment for covered services or items vary from payor to payor. Obtaining coverage and reimbursement for such products can be uncertain, time-consuming and expensive, and, even if favorable coverage and reimbursement status were attained for our tests, to the extent applicable, less favorable coverage policies and reimbursement rates may be implemented in the future. Changes in healthcare regulatory policies could also increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our products, decrease our revenue and adversely impact sales of, and pricing of and reimbursement for, our products.

In the event that we develop clinical diagnostic assays for which third-party reimbursement becomes available, we would also become subject to various federal and state fraud and abuse and transparency laws. Among other things, these laws may impact our arrangements with customers, as well as our consulting and other arrangements with healthcare providers and others who purchase, recommend or order our clinical diagnostic products. The federal anti-kickback statute prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce or reward the purchase, lease, order, arrangement for, or recommendation of, any item or service that is reimbursable, in whole or in part, under a federal healthcare program. In addition, the federal civil and criminal false claims laws (including the civil False Claims Act, for which claims can be brought by private citizens on behalf of the government through qui tam actions), impose liability for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Further, the Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which reimbursement is available under certain federal health care programs to collect and report annually certain information on payments and other transfers of value to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Violations of these laws can result in significant penalties, including civil, criminal and administrative penalties, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, and integrity oversight and reporting obligations.

HIPAA, as amended by HITECH, and their implementing regulations, impose obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by covered entities subject to HIPAA, such as health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates and covered subcontractors that access protected health information. HITECH also created new tiers of civil monetary penalties and made civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

In addition, in the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws state genetic privacy laws, federal and state research laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of health-related and other personal information. Furthermore, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the GDPR, which became effective on May 25, 2018.

In addition, in the U.S. and certain foreign jurisdictions, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.

Environmental Matters

Our operations require the use of hazardous materials (including biological materials) that subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our or others’ business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

Implications of Being an Emerging Growth Company

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

Facilities

As of December 31, 2021, we leased 83,515 square feet of office, laboratory and manufacturing space in La Jolla and San Diego, California under various leases that expire in 2022, 2024, 2025 and 2026. Additionally, we have executed a lease for new headquarters and laboratory space in La Jolla, California consisting of 76,778 square feet, with a target lease commencement date during the second quarter of 2022, which will replace our current headquarters and a portion of our office and laboratory space.

In January 2022, we entered into a Lease Agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. to lease two buildings (“Building 3” and “Building 4”) to be constructed in connection with One Alexandria Square in La Jolla, California. Building 3 and Building 4 are comprised of 113,094 square feet and 92,572 square feet, respectively, of office and manufacturing space and will serve as the Company’s future headquarters. The target commencement dates of Building 3 and Building 4 are November 1, 2024 and November 1, 2025, respectively, with a base term of 144 months beginning on the commencement date of Building 3.

Corporate and Other Information

We were incorporated in Delaware in 2016. Our principal executive offices are located at 10931 North Torrey Pines Road, Suite #100, La Jolla, California 92037. Our telephone number is (858) 333-7830. We are subject to the reporting requirements of the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.singulargenomics.com. These reports are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.

Singular Genomics, the Singular Genomics logo and our other registered or common law trademarks appearing in this filing are the property of Singular Genomics Systems, Inc. This filing contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this filing, including logos, artwork and other visual displays, may appear without the ®, TM or SM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

We are a pre-revenue life science technology company and have incurred significant losses since we were formed in 2016. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, continue to develop our products and implement our business plans and strategies. Our net loss for the twelve months ended December 31, 2021 was $98.8 million and for year ended December 31, 2020 was $27.9 million. As of December 31, 2021, we had an accumulated deficit of $151.9 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional funds toward ongoing research and development and toward the timely commercialization of our products. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, finalize the development of the PX, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have not generated any product revenue, and we may never generate revenue sufficient to offset our expenses, or at all. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We are a pre-revenue life science technology company and have limited experience commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We commercially launched our first product, the G4, in December of 2021, and have not generated any revenue to date. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing our technologies and products, including the G4. We completed our beta pilot program, have substantially completed our early access program and have commercially launched the G4. The performance of our products in our beta pilot program and early access program may not be indicative of the performance our customers experience following commercial launch. There can be no assurance that we will be able to timely achieve market acceptance for the G4 in the future. We have limited experience manufacturing the G4 for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

Further, we are transitioning from a company with a focus on research and development to a company capable of supporting both research and development and robust manufacturing and commercial activities, and we may not be successful in this transition. We have encountered in the past, and will encounter in the future, risks and uncertainties, delays and scientific setbacks frequently experienced by development stage companies with limited operating histories in competitive and rapidly changing industries, such as the genomics industry. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, manufacturing and commercialization activities, are incorrect or change, or if we do not address these risks, delays or uncertainties successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

The life sciences technology market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.

We face significant competition in the life sciences technology market. More specifically, the NGS market is characterized by rapid technological changes, frequent new product introductions, established and emerging competition, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our primary competitors are large publicly traded companies, or are divisions of large publicly traded companies, including 10x Genomics Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Illumina Inc., MissionBio Inc., Nanostring Technologies, Inc., Oxford Nanopore Technologies Inc., Pacific Biosciences Inc. and Thermo Fisher Scientific Inc. There are other companies, both established and early stage, such as Element Biosciences, Inc. and Ultima Genomics, Inc., that have indicated that they are designing and plan to manufacture and offer NGS technologies and products to our target customers. We also face competition from companies and research institutes developing their own products or applications for omics research. This is particularly true for the largest research centers and laboratories who are continually testing and trying new technologies, whether from a third-party vendor or developed internally.

Our current competitors, including those who are large publicly traded companies, or are divisions of large publicly traded companies, enjoy a number of competitive advantages over us, including:

•
greater name and brand recognition;
•
greater financial and human resources;
•
established and trusted commercial relationships with our target customers;
•
broader product lines;
•
superior product offerings, features or capabilities;
•
greater pricing flexibility, including the ability to offer significant discounts and to bundle products and services;
•
larger sales and customer service forces and more established distributor networks;
•
substantial intellectual property portfolios;
•
exclusive or long-term supply agreements with our target customers;
•
approvals with the U.S. Food and Drug Administration (the “FDA”) that allow our competitors to market their products for additional uses;
•
numerous scientific papers and publications supporting their technologies and product claims; and
•
better established, larger scale and lower cost manufacturing capabilities.

We cannot assure investors that we can successfully compete with these competitors or that the G4, our planned PX or any other technologies and products we develop can compete favorably with the offerings from such competitors. We also cannot assure investors that we can successfully defend our technologies and products from lawsuits filed by our competitors without significant expenses, the requirement to complete additional product and technology development, potential commercialization delays, or at all. Further, we cannot assure investors that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, or developed by our customers internally. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to offer products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment costs. Many of our competitors have also been able to enter into long-term, exclusive agreements with major potential customers, often by offering favorable pricing and other terms. Until these agreements expire, our ability to place our products with these customers will be limited. Even after exclusive agreements expire, we may not be able to compete with the terms offered by our competitors in their efforts to extend exclusive relationships with these major potential customers. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

If our products fail to achieve early customer and scientific acceptance, we may not be able to achieve broader market acceptance for our products, and our revenue and prospects may be harmed.

We cannot guarantee that customer experiences or reviews of the G4 from our customers or from our early access program will be favorable. Initial negative perception of the G4 by customers could irreparably damage our reputation and ability to successfully commercialize the G4, our planned PX or any of our other future products. Further, the life sciences scientific community is comprised of a small number of early adopters and key opinion leaders (“KOLs”) who significantly influence the rest of the community and the marketplace in general. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries, but also the methods and typically the products used to fuel such discoveries. Mentions in peer-reviewed journal publications are a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and KOLs publish research involving the use of our products is critical to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such KOLs is vital to growing the acceptance of our products in the marketplace. If early adopters and KOLs do not favorably describe the use of our products, do not compare our products favorably to existing products and technologies, or negatively describe the use and operation of our products in publications, it may drive potential customers away from our products and prevent broader market acceptance of our products, which could harm our business, financial condition and results of operations.

We expect to be highly dependent upon revenue generated from the sale of the G4, and any delay or failure by us to finalize the development and to successfully commercialize the G4 will have a substantial adverse effect on our business and results of operations.

We have completed our beta pilot program for the G4, are substantially complete with our early access program, and have commercially launched the G4. We expect shipments to begin in the second quarter of 2022. Our second planned product, the PX, is under development. We anticipate initiating a technology access program in the second half of 2022 and commercially launching the PX in 2023. As a result, we expect to generate substantially all of our revenue in the near term from the sale of the G4. There can be no assurance of the following: that the G4 will meet the expectations of our customers or otherwise gain market acceptance; that we can manufacture the G4 in commercial quantities; that we will be able to successfully commercialize the G4; or that we will be able to service and maintain the G4 products that we have sold. Further, there is no assurance that we will be able to successfully complete the development of, or commercialize, our planned PX or any other future products or product enhancements we elect to pursue. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurances we will be successful in doing so. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause the G4 or our planned PX to not be commercially attractive to our customers.

Our future financial performance will be dependent on our ability to increase penetration and utilization in our existing markets.

Our financial performance will be driven by, and a key factor to our future success will be, the rate of commercial adoption of the G4 and planned PX. In addition, our financial performance will be dependent on our ability to increase customer utilization of our products, and thereby, increase sales of our consumables and any other associated products and services we offer. There is no assurance that we will be successful in demonstrating our product performance claims and value proposition to potential customers. There also is no assurance that our direct sales and marketing organization in the United States or our direct or distributor sales and marketing efforts in markets outside the United States will drive broad customer adoption of our products. Further, we may not be successful in increasing our customers’ usage of our products, or their associated purchase of our consumables and other products and services. Any failure to establish a broad installed base of the G4 and our planned PX among our target customers, or failure to increase the usage of our products and the associated sales of our consumables and other products and services, will limit our revenue growth and harm our results of operations and financial performance.

Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.

We are initially targeting customers who are already familiar with genomic analysis, including academic institutions, genomic research centers/core labs and government laboratories, as well as pharmaceutical, clinical research organizations (“CROs”), biotechnology, consumer genomics, commercial molecular diagnostic laboratories and agrigenomics companies. We believe that a substantial amount of our sales revenue in the near term will be generated from sales to academic and other research institutions. Therefore, we expect much of these customers’ funding will be, in turn, provided by various state, federal and international governmental agencies. As a result, the demand for the G4, our planned PX and any other product or product enhancements we elect to develop in the future may depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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
•
researchers’ opinions of the utility of the G4, our planned PX or any other product or product enhancements we elect to develop in the future;
•
citation of the G4 and planned PX in published research;
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

We have very limited operating history in manufacturing, commercializing and providing customer support for our first product, the G4. As a result, our quarterly and annual operating results may fluctuate significantly as we finalize the development of G4 and begin these new manufacturing, commercialization and customer support activities, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to:

•
our ability to successfully commercialize the G4 on our anticipated timelines and costs;
•
our ability to continue the development and successfully manufacture and commercialize the PX or other products and technologies on our anticipated timelines and costs;
•
the timing and cost of, and level of investment in, research and development, manufacturing and commercialization activities relating to our products and technologies, which may change from time to time;
•
the level of demand for any products or product enhancements we are able to commercialize, particularly the G4 and our planned PX, which may vary significantly from period to period;
•
market acceptance of our products, especially by early adopters and KOLs;
•
our ability to drive adoption of our products and technologies, including the G4 and our planned PX, in our target markets and our ability to expand into any future target markets;
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
•
the volume and mix of our sales between the G4 and our planned PX and other products and technologies, including consumables, or changes in the manufacturing or sales costs related to our products;
•
the utilization of our instruments and the volume and mix of the sales of our consumables;
•
the length of time of the sales cycle for purchases of our products and technologies, including the G4 and our planned PX;
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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of December 31, 2021, we had an accumulated deficit of $151.9 million. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue the development of our products, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. We have not generated any product revenue, and we may never generate revenue sufficient to offset our expenses, or at all. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

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

For instance, there were previously standing “stay-at-home” orders in California, and specifically in San Diego County, where our headquarters is located. We have continued to operate within the rules applicable to our business; however, while some of these mandates have begun to expire, an extended implementation of these governmental mandates or institution of other mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Pandemic precautions and preventative measures may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our new headquarters and manufacturing facilities may also be delayed by COVID-19 related restrictions. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

In the near term, we expect that a substantial amount of our revenue will be derived from sales of the G4 to academic and research institutions. Our ability to drive the adoption of our products will depend on our ability to visit customer sites to install and train customers on the G4, and the ability of our customers to access laboratories and conduct research in light of the COVID-19 pandemic. Additionally, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, will become increasingly important to the adoption of the G4. All of these activities are impacted by the COVID-19 pandemic in multiple ways, such as:

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

Risks Related to the Development and Commercialization of Our Products

Our efforts to commercialize the G4 and to finalize the development and commercially launch our planned PX may not be successful.

With respect to the G4, we completed our beta pilot program, have substantially completed our early access program, and have commercially launched the G4. We expect shipments to begin in the second quarter of 2022. With respect to our planned PX, we are currently in an advanced prototype development stage for the initial products. We anticipate initiating a technology access program in the second half of 2022 and commercially launching the PX in 2023. Our commercialization and product development plans may not progress as planned or may not be successful due to:

•
the level of customer demand for the G4;
•
the ability of our commercial products to regularly meet target specifications;
•
our ability to manufacture and ship the G4 at sufficient commercial scale to meet demand;
•
potential delays in completing development of our planned PX or future products;
•
our ability to complete the development and manufacture our planned PX;
•
our inability to establish the capabilities and value proposition of our products with KOLs and early adopters in a timely fashion, including through information included in scientific publications and presentations;
•
our inability to establish broad scientific acceptance of our products;
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
•
our ability to demonstrate that the G4 and our planned PX provide meaningful advantages over competing products and technologies;
•
the prices we charge for the G4 and planned PX and other products and technologies;
•
our ability to develop new products and workflows and solutions for customers, and the impact of our investments in product innovation and commercial growth;
•
our ability to provide service and maintain the products we have sold; and
•
changing industry or market conditions, customer expectations or requirements;
•
delays in building out our sales, customer support and marketing organization as needed for our commercial launch plans;
•
delays in ramping up manufacturing, including obtaining required materials and components from third-party suppliers, to meet expected or actual demand for our products.

We cannot assure you that we will be successful in addressing each of the risks and uncertainties that might affect the development and market acceptance of any products we commercialize. Initial negative perception of the G4 by customers could irreparably damage our reputation and ability to successfully commercialize the G4 or our planned PX or future products. In addition, as we continue to commercialize the G4 we will also need to continue to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and our internal quality assurance programs. We cannot assure you that any increases in scale, required manufacturing improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. To the extent any of our commercial plans and related activities are delayed, unsuccessful or more expensive than we currently anticipate, our financial results will be adversely impacted and we may never generate sufficient revenue to achieve and maintain profitability.

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the G4 or our planned PX.

We have limited experience commercializing our products, and our ability to achieve profitability depends on being able to successfully commercialize the G4 and our planned PX. Although members of our management team have considerable industry experience, we are in the process of expanding our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

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

We may seek to enlist one or more third parties to assist with sales, distribution and customer service and support globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, the G4 or our planned PX may not gain market acceptance, which could materially impact our business and results of operations.

Our products could fail to achieve key performance metrics we are targeting and our prospects could be harmed.

We believe our Sequencing Engine can impart commercially marketable capabilities to our products, including power, speed, flexibility and accuracy. To successfully commercialize our products, we are targeting certain performance metrics, including cycle times for each base, accuracy for base reads, quality scores and the number of independent flow cells that can run concurrently. If our Sequencing Engine or our products are unable to meet and to consistently achieve key performance metrics, including once commercially deployed, or, if the data supporting our preliminary achievement of certain key performance metrics are incorrect or not viewed favorably by KOLs or potential customers, demand for the G4 and planned PX may not develop as anticipated, which could adversely affect our revenue and our results of operations.

If we fail to continue to expand the capabilities of the G4 and complete the development of the PX, our revenue and our prospects could be harmed.

We completed our beta pilot program, have substantially completed our early access program, and have commercially launched the G4. We expect shipments to begin in the second quarter of 2022. We are working to expand the capabilities of the G4 by providing novel kits for targeted applications. Any delay or failure by us to successfully develop and release these enhancements will have a substantial adverse effect on our business and results of operations.

Our planned PX is in the development phase, and is subject to all the risks and uncertainties associated with product development of highly complex and novel life sciences instruments. We have not met a number of technical and performance metrics that we believe will be necessary to achieve prior to commercialization. If we do not achieve the required technical specifications and performance metrics for our planned PX or if development work is not performed according to our planned schedule, then we may not be successful in finalizing our planned PX and its commercial launch may be adversely affected, delayed or not occur at all. Additionally, our planned PX could be subject to redesign or further improvements, and result in delays in finalizing development and commencing commercialization, after feedback from beta collaborators and KOLs. Any delay or failure by us to successfully develop, release, commercialize and maintain the PX will have a substantial adverse effect on our business and results of operations.

If we fail to continue to improve our planned products or, introduce compelling new products, product enhancements or product configurations, our revenue and our prospects could be harmed.

Our ability to attract customers and earn revenue will depend in large part on our ability to continue to enhance and improve our products and to introduce compelling new products and product capabilities. The success of any enhancements to the G4 or our planned PX, or the introduction of any new products and product capabilities depends on several factors, including timely completion and delivery of such enhancements and products, competitive pricing, adequate quality testing, integration with existing products and technologies, appropriately timed and staged introduction, overall market acceptance and our ability to properly service and maintain these products. Any new products or enhancements that we develop may not be introduced in a timely or cost effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to increase our revenue and improve our operating results. Further, if we are unable to successfully develop any new products, enhance the capabilities of our existing products to meet evolving customer requirements and demands, compete with alternative products and technologies, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

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

We expect to commercialize the G4 and our planned PX outside of the United States, which could expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

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
•
potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
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

Based on our current plans, we believe that our current cash and cash equivalents, short-term investments and anticipated cash flow from operations, if any, will be sufficient to: (i) meet our anticipated cash requirements for at least 12 months from the date of this report; and (ii) to commercialize the G4 and complete the development of our planned PX. If our available cash resources and anticipated cash flows from operations, if any, are insufficient to satisfy our liquidity requirements, we may be required to raise significant additional capital to support our continued operations and the implementation of our business plans. Our future funding requirements will depend on many factors, including but not limited to:

•
our rate of progress in commercializing and scaling the manufacturing of the G4;
•
the costs of the sales and marketing activities associated with establishing adoption of the G4;
•
the effect of competing technological and market developments, including any requirement to provide discounts for the G4 because of competitive pressures;
•
litigation expenses we incur to defend against claims, including claims that we infringe the intellectual property of others or judgments we must pay to satisfy such claims;
•
contractual obligations to third parties;
•
our rate of progress in developing, launching and commercializing our planned PX and any new products or product enhancements we pursue;
•
our ability to control our manufacturing and operating costs;
•
our ability to satisfy our outstanding debt obligations; and
•
the costs of responding to the other risks and uncertainties described in this report.

We may also be required to raise additional capital in the future to expand our business and operations to pursue strategic investments or for other reasons, including but not limited to:

•
increasing our sales and marketing and other commercialization efforts to drive market adoption of the G4;
•
commercializing our planned PX;
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

If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for the G4, our planned PX if and once developed and commercialized, and any other future products and product enhancements we elect to pursue.

To ensure adequate supply of the G4 to meet demand, we must forecast our future inventory needs and appropriately scale-up our manufacturing operations and personnel. We must also place orders with our third-party suppliers based on such forecasts. Our ability to accurately forecast demand for the G4 could be negatively affected by many factors, including: our ability to timely scale our manufacturing operations and capabilities; the success of our sales and marketing activities; customer acceptance of the G4; and

potential adverse impacts as a result of COVID-19. These same risks and uncertainties will also apply to our planned PX and any other future products and product enhancements we elect to pursue.

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

Conversely, if we underestimate customer demand for the G4, our planned PX or any other future products and product enhancements we elect to pursue, we may not be able to deliver sufficient products to meet our customer requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, we may not be able to increase our manufacturing capacity on a timely basis. Further, we may not be able to obtain the components for our products when required on terms that are acceptable to us, or at all, which could have an adverse effect on our ability to meet customer demand and harm our business and results of operations.

Our existing indebtedness may limit our flexibility in financing and operating our business and adversely affect our business, financial condition and results of operations.

As of December 31, 2021, there was $10.5 million of principal owed under our 2021 SVB Loan. In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our 2021 SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the 2021 SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the 2021 SVB Loan, Silicon Valley Bank could proceed against such assets. Any declaration by Silicon Valley Bank of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, which we expect to continue for the foreseeable future, and we may never achieve profitability. As of December 31, 2021, we had federal and California tax loss carryforwards of approximately $99.1 million and $96.0 million, respectively. As of December 31, 2021, we had federal and state tax credit carry forwards of approximately $3.8 million and $3.8 million, respectively. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes based on restrictions in the Code, which could adversely affect our future cash flows and results of operations.

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

Risks Related to Manufacturing Our Products

We may be unable to manufacture the G4 to meet our commercialization plans on a timely or cost effective basis.

We must successfully increase our manufacturing output to meet our long-term commercialization plans. We currently manufacture the G4 in our facilities in San Diego, California. We have leased and are currently building out a new manufacturing facility at a new location in La Jolla, California to support our growth and commercialization plans. In order to manufacture sufficient G4 instruments and consumables to meet our commercialization plans, we will need to hire and train a sufficient number of manufacturing, engineering and quality personnel. Manufacturing the G4 requires complex processes, and depends on the skill and experience of our manufacturing personnel. The manufacturing process for the G4 also includes sourcing components from various third-party suppliers and then assembling and testing the final product offerings. We must manufacture the G4 in compliance with our demanding specifications and at an acceptable cost in order to achieve and maintain profitability. We have a limited history of manufacturing and assembling the G4, and, as a result, we may have difficulty manufacturing and assembling sufficient quantities of such products in a timely and cost effective manner. To manage our manufacturing operations and the supply of components from our third-party suppliers, we will need to forecast anticipated demand to predict our inventory needs from six months to a year in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to allow us to accurately and effectively predict our manufacturing capacity requirements or our need for components from our third-party suppliers, including appropriately anticipating fluctuations in the availability and pricing of required components. We may experience delays in obtaining components required for the G4, including due to recent supply chain challenges being experienced in the economy generally, or not have sufficient manufacturing capabilities and personnel for such products, which could impede our ability to manufacture and assemble these products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in production of the G4, including problems with quality control and assurance, component supply shortages or surpluses, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers.

We are dependent on single source suppliers for some components to our consumables and the loss of any of these suppliers could harm our business.

We do not have long-term contracts with third-party suppliers from whom we obtain some components to manufacture the G4 . We are, therefore, subject to the risk that these third-party suppliers will not continue to provide us with components that meet our specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required components include disruption at or affecting our suppliers’ facilities, such as work stoppages or natural disasters, demand for and availability of raw materials and subcomponents, adverse weather or other conditions that affect their supply, the financial condition of our suppliers and deterioration in our relationships with these suppliers. In addition, we cannot be sure that we will be able to obtain these components on satisfactory terms. Any increase in component costs could reduce any potential future sales and harm our gross margins.

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

We have limited experience manufacturing the G4, and we may be unable to consistently manufacture or supply the G4 to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.

The G4 is a complex product with many different components that must work together to obtain the desired results. As such, a quality defect in a single component can compromise the performance of the entire product. In order to successfully generate revenue from the G4, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Given the complexity of the G4, individual G4 units may require additional installation and service time prior to becoming available for customer use and we may be required to replace lots of reagents or consumables.

We manufacture the G4 at our existing facilities in San Diego and La Jolla, California. We procure certain components of the G4 from third-party suppliers, which include both commonly available raw materials and custom components. Many of these manufacturing processes are complex. If we are not able to repeatedly produce the G4 at commercial scale and source required components from third-party suppliers, our business will be adversely impacted.

We have limited manufacturing experience and there is no assurance that we will be able to manufacture our products so that they repeatedly provide accurate results consistent with product specifications. Further, our consumables have a limited shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon our inventory levels and the availability and lead time for additional inventory, could lead to availability issues. As we develop additional products, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Any future design issues, unforeseen manufacturing problems, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, results of operations and financial condition.

The G4 could have defects or errors, which may give rise to claims against us, adversely affect market adoption and adversely affect our business, financial condition, and results of operations.

The G4 utilizes novel and complex technologies and may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we commercialize our products, these risks may increase. We expect to provide warranties that our products will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.

In manufacturing the G4, we depend upon third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to produce our components to specification or provide defective products to us and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

If the G4 contains defects, we may experience:

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

In addition, we expect that the G4 will be used with our potential customers’ own lab equipment and third-party products, and the performance of this equipment and products is outside of our control. If our customers’ equipment or the third-party products they utilize are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with or perform as intended with the G4. In such case, the reliability, results and performance of the G4 may be compromised. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations. Additionally, we expect that we will need to train our customers on properly using the G4. If we are unable to adequately train our customers to use the G4 or they fail to follow our training and protocols we have established, the performance of the G4 may be compromised.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing costs of the G4.

To achieve our operating and strategic goals, we will need to, among other things, reduce the per unit manufacturing cost of the G4. Manufacturing the G4 involves complex processes, and depend on the skills and experience of our manufacturing personnel. We may experience low manufacturing yields for the G4. In addition, we will need to continually focus on reducing the per unit manufacturing cost of the G4, which cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving our manufacturing efficiency or increasing our volumes to leverage manufacturing overhead costs. If we are unable to improve our manufacturing efficiency and reduce our manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers. The occurrence of one or more factors that negatively impact the manufacturing or sales of the G4 or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

If our facilities or our third-party suppliers’ facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of the G4 could be interrupted.

Our existing and planned facilities in San Diego and La Jolla, California house our corporate, research and development, manufacturing, sales and marketing, customer support and quality assurance teams. Our facilities and those of our third-party suppliers are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, civil unrest, wars and other catastrophic events. For example, our San Diego and La Jolla facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, any new or continuing public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party suppliers’ facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment or alternative suppliers on acceptable terms, if at all. We may encounter particular difficulties in replacing our La Jolla facilities given the specialized equipment housed within it. The inability to manufacture the G4, combined with our limited inventory of such manufactured products, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future. Because our consumables are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such products, and we may not be able to replace them without disruption to our customers or at all.

If our business operations are disrupted by a disaster, war or other catastrophe, the launch of the G4 and our planned PX, and the timing of improvements to such products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party suppliers’ capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

The costs to maintain and provide customer support for the G4, and any future products or product enhancements that we commercialize, may exceed our expectations.

As we continue to commercialize the G4, we are building a commercial organization and infrastructure to support the following activities:

•
installing the G4 in customer locations;
•
training customers on the use of the G4;
•
providing customer support services; and
•
providing maintenance, repair and warranty services.

We may not be successful in developing the organization or commercial infrastructure necessary to provide these customer support activities in a timely manner to meet commercial demand, and on a cost effective basis. Any failure to provide our customers with a superior customer experience, to timely respond to their requests and questions and to provide maintenance and warranty services, may adversely affect our brand and our results of operations.

Risks Related to Our Planned Growth

If we do not successfully manage our current and anticipated growth, our business and prospects will be harmed.

From December 31, 2020 to December 31, 2021, the number of our full-time employees increased from 121 to 221. Since that time, we have continued to increase our employee headcount and expand our operations and expect to continue to do so as we commercialize the G4 and develop the PX. Our recent growth has placed significant strains on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of our planned PX will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4, and continuing to develop our planned PX, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in a virtual environment during the COVID-19 pandemic and related governmental work from home mandates. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

We depend on our senior management team, and the loss of one or more of our key employees or an inability to attract and retain highly skilled employees, particularly in this highly competitive labor market, will negatively affect our business, financial condition and results of operations.

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

Our continued growth and ability to successfully transition from a company primarily focused on research and development to commercialization depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales and marketing personnel with the necessary scientific background and ability to understand our products at a technical level to effectively identify, market and sell to potential new customers. New hires will require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel in the life sciences space is intense and has recently become even more intense, particularly in the San Diego metropolitan area. Recently, the labor market to retain and replace highly skilled personnel has become even more competitive. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel, particularly in the current labor market and in the San Diego metropolitan area, we expect to continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

We do not maintain fixed term employment contracts with any of our employees, including the members of our senior management team. As a result, our executives and other key employees could leave our company with little or no prior notice and would be free to work for a competitor. The failure to properly manage succession plans, develop leadership talent or replace the loss of services of senior management or other key employees and qualified personnel, could significantly delay or prevent the achievement of our objectives..

We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand the G4, our planned PX or any other future products and product enhancements we elect to pursue. We may also pursue acquisitions or investments to expand our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

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

Our commercial success depends on our ability to develop, manufacture, market and sell our products and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. We operate in a crowded technology area in which there are numerous issued patents and patent applications and in which there has been substantial litigation regarding patent and other intellectual property rights. There also is a substantial number of administrative proceedings for challenging patents, including interference, derivation, inter partes review (“IPR”), post grant review, and reexamination proceedings before the United States Patent and Trademark Office (“USPTO”), or oppositions and other comparable proceedings in foreign jurisdictions. We expect to be exposed to, or threatened with, future litigation by third parties, including our primary competitors, who have patent and other intellectual property rights and may allege that our research and development activities, products, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Our competitors have numerous issued patents and pending patent applications in the fields covered by our products and in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. In addition, many patent applications are unpublished for up to 18 months from their first filing date and are not accessible to us. We expect that our competitors may, either in connection with our launch of the G4, our planned PX or other product offerings, assert that we are infringing, or have in the past infringed as part of our research and development activities, their patent and other intellectual property rights and that we are employing their proprietary technology without authorization.

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

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including the design and features of the G4 and our planned PX, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

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

We could have disputes with contractual counterparties regarding our or their performance under those contracts or we could be unable to fulfill such contractual commitments. For example, we in-licensed certain patents and other intellectual property rights from The Trustees of Columbia University in the City of New York (“Columbia”). If we fail to comply with the terms of our agreement with Columbia or have a disagreement with Columbia regarding our obligations thereunder, we may be subject to breach of contract claims or other actions by Columbia, which could harm our business, results of operations and financial condition.

We could have disputes with contractual counterparties regarding our or their performance under those contracts or could be unable to fulfill such contractual commitments. For example, in August 2016, we entered into an Exclusive License Agreement with Columbia, which was subsequently amended in September 2016, November 2016 and June 2017 (the “License Agreement”). Under the License Agreement, we received (i) an exclusive, sublicensable, worldwide license under certain patents owned by Columbia to discover, develop, make and sell products or services covered by the claims of such licensed patents (the “Patent Products”), and (ii) an exclusive, sublicensable, worldwide license under certain materials and technical information provided by Columbia to discover, develop, make and sell products or services that directly use or incorporate such materials or information (the “Other Products”). Under the License Agreement, we are required to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products and to achieve certain fundraising and development milestone events. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. We are also required to make milestone payments to Columbia upon our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement.

The License Agreement includes a number of diligence obligations that require us to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products by certain dates. To the extent that we do not commercialize a Patent Product or Other Product, Columbia may contend that we have not complied with our diligence obligations under the License Agreement. In such case, Columbia could take the position that the License Agreement should convert to a non-exclusive license or pursue actions to terminate the License Agreement alleging that we have not satisfied our diligence obligations. Columbia could also file additional claims to the pending patent applications they licensed to us to attempt to cause our products to become Patent Products. Columbia could also disagree with our interpretation of our milestone and royalty obligations under the License Agreement and contend that a failure to make milestone payments or pay royalties constitutes a breach of the License Agreement. We are currently engaged in discussions with Columbia regarding the application of the License Agreement and our efforts to satisfy the diligence obligations under the License Agreement. There is no assurance that we will reach an agreement with Columbia regarding the application of the License Agreement to our products or our payment obligations thereunder or agree that we have complied with our diligence obligations.

Columbia has a right to pursue a termination of the License Agreement in the event we become insolvent or otherwise cease operations, in the event we materially breach our obligations under the License Agreement, or in the event we assert any claim challenging the validity or enforceability of any patent licensed to us by Columbia under the License Agreement. For example, Columbia may assert that we have breached the License Agreement if it disagrees with our interpretation regarding the application of the License Agreement to the G4 and PX instruments and the associated consumables. In addition, to the extent that we do not commercialize a Patent or Other Product, Columbia may take the position that we have not complied with our diligence obligations under the License Agreement. There is no assurance that we can satisfy our obligations under the License Agreement, or that we and Columbia will agree on whether or not we have satisfied our obligations under the License Agreement, including whether any royalty or milestones, or the amount thereof, are payable under the terms of the License Agreement or whether we have satisfied our diligence obligations. If we fail to comply with our obligations, or if we and Columbia do not agree on whether we have satisfied our obligations under the License Agreement, Columbia could exercise its right to assert a breach of contract, convert the License Agreement to a non-exclusive license and/or pursue actions to terminate the License Agreement. Further, Columbia could seek to file additional claims to the pending patent applications they licensed to us to attempt to cause our products to become Patent Products. If we are required to defend against breach of contract or other claims and actions asserted by Columbia or if Columbia is successful in terminating the License Agreement or converting the License Agreement to a non-exclusive license, our business may be adversely affected. Further, if we are required to make additional milestone payments or pay Columbia royalties on the G4 and PX Instruments, and the consumables we have developed to date, our resulting operations and financial condition may be adversely affected. If we are unable to fulfill our contractual commitments with Columbia or other parties, or if we have disputes with Columbia or other contractual counterparties regarding our or their performance under those contracts, our results of operations and financial condition may be adversely affected.

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

We intend to market and sell the G4 and our planned PX primarily to academic and research institutions and research companies, government laboratories, hospitals, and biotechnology, consumer genomics and proteomics, commercial molecular diagnostic laboratories, and agrigenomics companies as research use only (“RUO”) products. Our products are not currently designed, or intended to be used, for clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (“FDA”) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

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

The G4 is sold as an RUO product; changes in the regulatory landscape could affect the market for such a product. Our products could become subject to government regulation as medical devices by the FDA and other regulatory agencies even if we do not elect to seek regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business. If our products become subject to FDA regulation, the regulatory clearance or approval and the maintenance of continued and post-market regulatory compliance for such products will be expensive, time-consuming, and uncertain both in timing and in outcome.

The G4 is sold as an RUO product, and we do not currently expect either the G4 or our planned PX to be subject to the clearance or approval of the FDA, as they are not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for RUO or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive and time-consuming. Regulatory requirements related to marketing, selling and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. Further, regulations may change causing RUO products to be subject to regulatory clearance or approval. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti- corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Ownership of our Common Stock

We have a limited market for our common stock. The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

While our common stock is traded on the Nasdaq Global Select Market, we currently have a limited trading history and an active trading market may not be sustained. The market price of our common stock has and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of February 28, 2022, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially own approximately 58% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we leased 83,515 square feet of office, laboratory and manufacturing space in La Jolla and San Diego, California under various leases that expire in 2022, 2024, 2025 and 2026. Additionally, we have executed a lease for new headquarters and laboratory space in La Jolla, California consisting of 76,778 square feet, with a target lease commencement date during the second quarter of 2022, which will replace our current headquarters and a portion of our office and laboratory space.

In January 2022, we entered into a Lease Agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. to lease two buildings (“Building 3” and “Building 4”) to be constructed in connection with One Alexandria Square in La Jolla, California. Building 3 and Building 4 are comprised of 113,094 square feet and 92,572 square feet, respectively, of office and manufacturing space and will serve as the Company’s future headquarters. The target commencement dates of Building 3 and Building 4 are November 1, 2024 and November 1, 2025, respectively, with a base term of 144 months beginning on the commencement date of Building 3.

We believe that the facilities under our leases are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol “OMIC.”

Holders of Record

As of February 28, 2022, we had 69 holders of record. Certain shares of common stock are held in “street” name, and, accordingly, the number of beneficial owners of such shares of common stock is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our capital stock for the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to declare and pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend on, among other factors, our results of operations, financial condition, business prospects, contractual restrictions, capital requirements and other factors our board of directors may deem relevant. Additionally, our Loan Agreement with Silicon Valley Bank contains customary covenants, including restrictions on our ability to pay cash dividends.

Stock Performance Graph

This graph below is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that section, and shall not be deemed incorporated by reference into this Annual Report or into any other filing of Singular Genomics Systems, Inc. under the Securities Act except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Composite Index. An investment of $100 is assumed to have been made in our common stock and each index at market close on May 27, 2021 (the first day of trading of our common stock), and its relative performance is tracked through December 31, 2021. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return since Inception
among Singular Genomics Systems, Inc, the Nasdaq Composite Index and the Nasdaq Biotechnology Index
$120
$100
$80
$60
$40
$20
$-
5/27/2021
12/31/2021
Singular Genomics Systems, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) no later than April 29, 2022.

Use of Proceeds

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

Unregistered Sale of Equity Securities

We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included in Item 8 of this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under the section titled “Risk Factors” elsewhere in this report. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this report.

Overview

We are a life science technology company that is leveraging novel, next-generation sequencing (“NGS”) and multiomics technologies to empower researchers and clinicians. We developed a unique and proprietary NGS technology, which we refer to as our Sequencing Engine. The Sequencing Engine is the foundational platform technology that forms the basis of our products in development as well as our core product tenets: power, speed, flexibility and accuracy. We are currently developing two products that are purpose-built to target applications in which these core product tenets matter most. Our first product, the G4, targets the NGS market. The G4 is a benchtop next-generation sequencer designed to produce fast and accurate genetic sequencing results. The integrated purpose-built kits that run on the G4 address specific applications in fast-growing markets including oncology and immune profiling. Our second product in development, the PX, combines single-cell analysis, spatial analysis, genomics and proteomics in one integrated instrument to offer a versatile multiomics solution.

We completed our beta pilot program, have substantially completed our early access program, and have commercially launched the G4. We expect shipments to begin in the second quarter of 2022. We are currently in an advanced prototype development stage for the PX. We anticipate initiating a technology access program in the second half of 2022, which will be similar to our early access program, but we intend to initially bring samples and collaborators in-house. We anticipate commercially launching the PX in 2023.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the twelve months ended December 31, 2021, we incurred a net loss of $98.8 million and used $51.7 million of cash in our operations. As of December 31, 2021, we had an accumulated deficit of $151.9 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our planned commercialization and research and development activities.

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

From the date of our incorporation through December 31, 2021, we have financed our operations primarily through private placements of convertible preferred stock, convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our loan agreement with Silicon Valley Bank (the “Loan Agreement”). As of December 31, 2021, we had cash, cash equivalents and short-term investments of $339.2 million.

We expect our expenses to increase significantly in connection with our ongoing activities as we:

•
commercialize and continue to enhance the G4;
•
continue to develop our planned PX;
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

Commercial adoption of the G4 and planned PX

Our financial performance will be driven by, and a key factor to our future success will be, the rate of commercial adoption of the G4 and planned PX. We recently commercially launched the G4 through a direct sales and marketing organization in the United States and are accepting orders. In the future, we plan sell and support our products in the European Union, United Kingdom, Asia Pacific and Japan, either through direct sales or through established distribution networks. Throughout our commercial rollout, we aim to grow our sales and marketing team to foster deep customer relationships and to establish and grow distribution networks capable of deploying our products in select areas of the world. We also expect to offer different access options, including lease options, for our products to meet each customer’s needs. As a result, we will aim to increase the installed base of the G4 and our planned PX.

Utilization by our customers of the G4 and planned PX

The utilization of our products and the corresponding purchases of consumables and other products and services will represent a source of potential recurring revenue from our customers. We plan to drive utilization of the G4 and planned PX by engaging with customers to help them advance through the adoption cycle from early stage validation to the plug-and-play integration of our products with their existing NGS workflows.

Expansion of the G4 and PX beyond initial applications

The rate of growth of our revenue will rely in part on our ability to expand our market opportunity. We aim to continually innovate and develop new products, applications, workflows and analysis tools that may potentially lead to new end markets, applications and business models. We believe that the capabilities offered by our products and future products may potentially lead to additional or complementary addressable markets and may expand our market opportunity.

Revenue mix between our instruments and consumables, and gross margin

Any revenue we generate will be derived from sales of our instruments, consumables and services. As our customers begin adopting the G4, we expect our revenue will be derived principally from sales of such instruments. As we drive utilization of the G4, and customers begin utilizing more of our consumables, we estimate that the portion of our revenue from sales of our consumables will grow over time. We expect the revenue contribution from our consumables to vary on a quarterly basis due to several factors, including the timing and number of publications of scientific papers demonstrating the value of our consumables, the availability of grants to fund research, budgetary timing and our introduction of new product features and new consumables offerings. Additionally, we expect the mix and variance of sales between our instruments and consumables to cause our gross margin to vary on a quarterly basis.

Rate of investment in our growth

As we commercialize the G4 and, once developed and commercially launched, the PX, we expect to continue investing in our manufacturing capabilities and commercial infrastructure. Additionally, we plan to further invest in research and development as we hire employees with the necessary scientific and technical backgrounds to enhance and expand our existing products and help us bring new products to market, and we expect to incur additional research and development expenses as a result. We also plan to invest in sales and marketing activities and expect to incur additional general and administrative expenses as we support our growth and our operations as a publicly traded company.

Expansion of our geographic presence

We are initially building our commercial infrastructure to sell and support our products directly in the United States and Canada. We also have plans to sell and support our products in the European Union, United Kingdom, Asia Pacific and Japan, either through direct sales or through well established distribution networks. We expect to incur expenses as we expand our geographic presence and generate revenue either through direct sales or through distribution networks. Our expenses and revenue will fluctuate depending on the extent to which we pursue direct sales or distribution arrangements outside the United States and Canada.

COVID-19 Pandemic

We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, as well as on our industry and the healthcare system. The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations in the future. For instance, there were previously standing “stay-at-home” orders in California, and specifically in San Diego County, where our headquarters is located. We have continued to operate within the rules applicable to our business; however, while some of these mandates have begun to expire, an extended implementation of these governmental mandates or institution of other mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Pandemic precautions and preventative measures may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our new headquarters and manufacturing facilities may also be delayed by COVID-19 related restrictions. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements, or continues to maintain regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

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

We plan to continue to increase our investment in our research and development efforts related to our product development pipeline and our proprietary technology, including related to the G4 and planned PX. Therefore, we expect our research and development expenses will increase as we incur expenses associated with hiring additional personnel, purchasing supplies and materials and the allocation of facility expense associated with the ongoing build-out of our expansion facilities to support our research and development efforts.

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

We plan to continue to increase our investment in our personnel as we grow. We also have incurred and expect to incur additional costs as a result of operating as a public company, including costs of legal, audit, accounting, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs. As a result, we expect our selling, general and administrative expenses will increase in future periods.

Other Income and Expenses

Interest Income

Interest income consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in corporate notes and government notes.

Interest Expense

Interest expense consists of interest related to our Loan Agreement with Silicon Valley Bank, including amortization of the debt issuance cost.

Change in Fair Value of Convertible Promissory Notes

Prior to the IPO, we accounted for the convertible promissory notes (the “2021 Convertible Notes") in accordance with the provisions of Accounting Standards Codification (“ASU”) 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We adjusted the carrying value of the liability for the 2021 Convertible Notes to its estimated fair value at the end of each reporting period through conversion, with increases in fair value recorded as other income or expense in the statements of operations.

Change in Fair Value of Warrant Liability

Prior to the IPO, we accounted for the warrant for preferred stock (the “SVB Warrant”, see Note 3 to our financial statements included in Item 8) in accordance with the provisions of Accounting Standards Codification 480, Distinguishing Liabilities from Equity, which requires that warrants for the purchase of shares in contingently redeemable instruments be accounted for as liabilities. We adjusted the carrying value of such warrant liability to its estimated fair value at the end of each reporting period through conversion, with increases or decreases in fair value recorded as other income or expense in the statements of operations.

Results of Operations

Comparison of the Twelve Months ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Twelve Months Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$32,655	$21,247	$11,408	54%
Selling, general and administrative	28,624	6,287	22,337	355%
Loss from operations	$(61,279)	$(27,534)	$(33,745)	-123%
Interest income	328	464	(136)	-29%
Interest expense	(846)	(718)	(128)	18%
Change in fair value of convertible promissory notes	(35,199)	-	(35,199)	100%
Change in fair value of warrant liability	(2,180)	(198)	(1,982)	1,001%
Other income (expense)	405	41	364	888%
Net loss	$(98,771)	$(27,945)	$(70,826)	-253%

Research and Development Expense

The following table summarizes our research and development expense for the periods indicated:

	Twelve Months Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$32,655	$21,247	$11,408	54%

Research and development expense increased by $11.4 million, or 54%, in the twelve months ended December 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $7.6 million in employee compensation costs, including $2.3 million of stock-based compensation, to support the development efforts of the G4 and our beta development for the PX. Other increases include $1.8 million in laboratory materials, supplies and reagents used for in-house research, $0.9 million related to the expansion of our facilities and $0.3 million for consulting fees for research and development activities.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Twelve Months Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$28,624	$6,287	$22,337	355%

Selling, general and administrative expenses increased by $22.3 million, or 355%, in the twelve months ended December 31, 2021 compared to the same period in 2020. The increase was primarily due to a $13.9 million increase in employee compensation costs, including $5.9 million of stock-based compensation costs, as a result of hiring personnel to support our growth and commercialization. Other increases include $6.0 million in professional and consulting fees related to insurance, legal, audit, marketing services, and other costs associated with becoming a public company.

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Twelve Months Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Interest income	$328	$464	$(136)	-29%
Interest expense	(846)	(718)	(128)	18%
Change in fair value of convertible promissory notes	(35,199)	-	(35,199)	100%
Change in fair value of warrant liability	(2,180)	(198)	(1,982)	1,001%
Other income (expense)	405	41	364	888%
Total	$(37,492)	$(411)	$(37,081)	9,022%

Other expense increased by $37.1 million in the twelve months ended December 31, 2021 compared to the same period in 2020 primarily due to the increase in the fair value of our convertible promissory notes of $35.2 million and the increase in the fair value of the warrant liability by $2.0 million, each prior to their conversion that occurred in connection with the IPO.

Liquidity and Capital Resources

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have not generated any revenues from product sales and have incurred significant operating losses and negative cash flows from operations. From incorporation in June 2016 through December 31, 2021, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities. In particular, we expect to incur increasing costs in the near term in connection with the commercialization of the G4, which includes, among others, increasing our sales and marketing and other commercialization efforts to drive market adoption and scaling our manufacturing and customer support capabilities. During the twelve months ended December 31, 2021, we incurred a net loss of $98.8 million and used $51.7 million of cash in operations. As of December 31, 2021, we had an accumulated deficit of $151.9 million. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $339.2 million.

Our capital obligations include minimum lease payments and minimum payments under our Loan Agreement with Silicon Valley Bank totaling $5.1 million in 2022 and $7.3 million in 2023. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products, as such terms are defined in the License Agreement. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 8 to the audited financial statements contained elsewhere in this report. The Loan Agreement is further described in Note 7 to the audited financial statements contained elsewhere in this report.

Our future capital requirements will depend on many factors including executing on our commercialization plans, continuing to invest into our research and development projects and other factors described in the section titled “Risk Factors” elsewhere in this report. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our planned operations for at least 12 months from the issuance date this report. We have based our estimate of capital requirements on assumptions that may prove to be incorrect, and, as we continue to face challenges and uncertainties, our available capital resources may be consumed more rapidly than currently expected due to a variety of factors, including those factors described in the section titled “Risk Factors” elsewhere in this report.

We may need to seek additional financing in the future to support our operations, research and development activities and commercialization plans. If we are not able to generate sufficient revenue to finance our cash requirements, if the maximum availability of $35.5 million under our Loan Agreement is not sufficient to finance our cash requirements, or if we are not able to raise additional capital or enter into financing agreements or arrangements when required on favorable terms, or at all, we may have to delay, reduce the scope of, or discontinue one or more development programs, delay potential commercialization or reduce the scope of sales or marketing activities and pursue other cost cutting measures, including the reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities or that, if we achieve profitability, we will be able to sustain it.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in)
Operating activities	$(51,701)	$(24,873)
Investing activities	(130,861)	24,005
Financing activities	372,128	7,515
Net increase in cash and cash equivalents	$189,566	$6,647

Operating Activities

During the twelve months ended December 31, 2021, cash used in operating activities was $51.7 million attributable to a net loss of $98.8 million and a net change in our working capital of $2.9 million, offset by non-cash charges of $50.0 million. Non-cash charges primarily consisted of a $35.2 million change in the fair value of the 2021 Convertible Notes, a $2.2 million change in the fair value of warrants and $9.2 million of stock-based compensation expense.

During the twelve months ended December 31, 2020, cash used in operating activities was $24.9 million attributable to a net loss of $27.9 million, offset by non-cash charges of $2.2 million and by a net change in our working capital of $0.9 million. Non-cash charges primarily consisted of stock-based compensation expense of $1.1 million and depreciation expense of $0.6 million.

Investing Activities

During the twelve months ended December 31, 2021, cash used in investing activities was $130.9 million, which related to purchases of available-for-sale securities of $195.7 million, net of proceeds from maturities and sales of available-for-sale securities of $69.7 million, in addition to $4.9 million in payments related to purchases of property and equipment.

During the twelve months ended December 31, 2020, cash provided by investing activities was $24.0 million, which related to maturities and sales of available-for-sale securities of $31.5 million, net of purchases of $6.1 million, in addition to $1.4 million in payments related to purchases of property and equipment.

Financing Activities

During the twelve months ended December 31, 2021, cash provided by financing activities was $372.1 million, which was primarily related to the net proceeds from our IPO of $237.2 million, proceeds from the issuance of the 2021 Convertible Notes of $130.5 million and cash received related to exercise of stock options of $3.7 million.

During the twelve months ended December 31, 2020, cash provided by financing activities was $7.5 million, which was primarily related to proceeds from our long-term debt issuance.

Indebtedness

In November 2019, we entered into a loan and security agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank agreed to lend us up to $15.0 million in a series of term loans (the “2019 SVB Loan”). Contemporaneously, we borrowed $2.5 million in the first of three draw-downs available under the 2019 SVB Loan. In March 2020, we borrowed an additional $7.5 million as a second draw. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (a) 0.65% above the prime rate or (b) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date.

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into the Loan Agreement (together with the 2019 SVB Loan, the “SVB Loans”) with Silicon Valley Bank. The Loan Agreement provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million; and (iii) subject to Silicon Valley Bank’s approval, our right to request that Silicon Valley Bank make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The Loan Agreement matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (a) 0.75% plus the prime rate as reported in The Wall Street Journal and (b) 4.00%. The Loan Agreement has an initial interest-only period of 36 months. In addition, a final payment (“Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

We are subject to customary affirmative and restrictive covenants under the Loan Agreement. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than intellectual property. We have agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement provides for events of default customary for term loan facilities of this type, including but not limited to: non-payment; breaches or defaults in the performance of covenants or representations and warranties; bankruptcy and other insolvency events; and the occurrence of a material adverse change as defined in the Amended Agreement. After the occurrence of an event of default, Silicon Valley Bank may, among other remedies, accelerate payment of all obligations.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates we make.

Stock-based Compensation

We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based awards made to employees and non-employees based on estimated grant-date fair values. We use the straight-line method to recognize compensation cost over the required service period of the award, which is generally the vesting period of the award. We recognize actual forfeitures by reducing the stock-based compensation in the same period that the forfeitures occur. We estimate the fair value of stock-based option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of common stock, expected term, expected volatility, risk-free interest rate and expected dividend yield, which are described in greater detail below.

Inputs to the Black-Scholes option pricing model are subjective and generally require the use of judgment. Changes in the assumptions can materially affect how much stock-based compensation is recognized. These inputs are as follows:

•
Fair value of common stock—For awards granted prior to the IPO, when there was no public market for our common stock, the grant date fair value of our common stock was determined by the our board of directors based in part on valuations of our common stock prepared by a third-party valuation specialist. In connection with the preparation of the financial statements for the year ended December 31, 2020, we performed a retrospective review of the fair value of its common stock based on information then available. For awards granted after the IPO, the fair value of common stock is the closing price per share of our common stock on the grant date as reported on the Nasdaq Global Select Market.
•
Expected term—The expected term represents the average period that options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the weighted-average vesting period and the end of the contractual term). We use the simplified method because we have concluded that our historical option exercise experience does not provide a reasonable basis to estimate expected term.
•
Expected volatility—We had no publicly available stock price information prior to our IPO and limited publicly available stock price information after our IPO; therefore, we used the historical volatility of the stock price of similar publicly traded companies. The historical volatility is calculated based on a period of time commensurate with the expected term.
•
Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term.
•
Expected dividend yield—We have never paid dividends and do not intend to pay dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.

Assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

We expect to continue to grant stock options and may grant other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will increase.

Fair Value of Common Stock

Historically, for all periods prior to our initial public offering, the fair values of the shares of our common stock underlying our stock-based awards were determined by our board of directors with input from management and the assistance of an independent third-party valuation specialist. Given the previous absence of a public trading market of our common stock and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”), in addition to the third-party valuations referenced above, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our Common stock, including:

•
our stage of development and material risks related to our business;

•
our operating results and financial performance, including our levels of available capital resources;
•
the progress of our research and development efforts and business strategy;
•
the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;
•
the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions;
•
the lack of marketability of our common stock as a private company;
•
external market conditions affecting the life sciences technology industry and trends within the industry;
•
equity market conditions affecting comparable public companies; and
•
general U.S. market conditions.

In valuing our common stock, the fair value of our business, or enterprise value, was determined using various valuation methods, including combinations of income, market and asset approaches with input from management. The income approach determines value by using one or more methods that convert anticipated economic benefits into a present single amount. The application of the income approach establishes value by methods that discount or capitalize earnings or cash flow, by a discount or capitalization rate that reflects investors’ rate of return expectations, market conditions and the relative risk of the subject investment. The market approach involves identifying and evaluating comparable public companies and acquisition targets that operate in the same industry or which have similar operating characteristics as the subject company. From the comparable companies, publicly available information is used to extrapolate market-based valuation multiples that are applied to historical or prospective financial information in order to derive an indication of value. The asset approach determines the value of the underlying assets and liabilities of a business as a means of determining the value of the business in aggregate. This approach can include the value of both tangible and intangible assets.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the following methods:

•
Option Pricing Method (“OPM”): Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the convertible preferred stock and common stock are inferred by analyzing these options. This method is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts.
•
Probability-Weighted Expected Return Method (“PWERM”): The PWERM is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. This method is generally most appropriate to use when the time to a liquidity event is short, making the range of possible future outcomes relatively easy to predict.

Based on our early stage of development and other relevant factors, we determined that an OPM was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock for valuations during 2019 and most of 2020.

Starting in December 2020 and through March 31, 2021, we used a hybrid method to determine the estimated fair value of our common stock, which included both the OPM and PWERM models.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between those assumptions, impact our valuations as of each valuation date prior to the IPO. The assumptions underlying these valuations represent our management’s best estimate, which involve inherent uncertainties and the application of management judgment.

Following the IPO, the fair market value of our common stock is based on the closing price of our common stock as reported on the Nasdaq Global Select Market.

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

As of December 31, 2021, the 2021 Convertible Notes no longer exist as they converted into common stock in connection with the IPO.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our financial statements included elsewhere in this prospectus

Off–Balance Sheet Arrangements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Prices for our products are largely denominated in U.S. dollars and, as a result, we do not face significant risk with respect to foreign currency exchange rates.

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on January 1, 2021 and sustained throughout the period ending December 31, 2021, would not be material.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Singular Genomics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Singular Genomics Systems, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Diego, California
March 14, 2022

SINGULAR GENOMICS SYSTEMS, INC.

Balance Sheets

(In thousands, except share and par value amounts)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$201,049	$11,688
Short-term investments	138,174	15,231
Prepaid expenses and other current assets	8,537	652
Total current assets	347,760	27,571
Property and equipment, net	6,072	2,368
Restricted cash	687	482
Other noncurrent assets	1,129	81
Total assets	$355,648	$30,502

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,348	$427
Accrued expenses	4,278	1,592
Current portion of long-term debt, net of issuance costs	-	926
Warrant liability	-	451
Other current liabilities	118	294
Total current liabilities	6,744	3,690
Long-term debt, net of issuance costs	9,904	8,469
Other noncurrent liabilities	2,827	714
Total liabilities	19,475	12,873
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value:
Series Seed, 6,520,790 shares authorized, 0 and 6,520,790 issued and outstanding at December 31, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $4,499,998 at December 31, 2021 and December 31, 2020, respectively	-	4,486
Series A, 12,932,429 shares authorized, 0 and 12,932,429 issued and outstanding at December 31, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $20,000,002 at December 31, 2021 and December 31, 2020, respectively	-	19,908
Series B, 19,566,903 shares authorized, 0 and 19,373,169 issued and outstanding at December 31, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $44,999,997 at December 31, 2021 and December 31, 2020, respectively	-	44,790
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 400,000,000 and 60,272,685 shares authorized, 72,438,742 and 10,816,937 of shares outstanding at December 31, 2021 and December 31, 2020, respectively	7	1
Additional paid-in capital	488,200	1,552
Accumulated other comprehensive (loss) gain	(138)	17
Accumulated deficit	(151,896)	(53,125)
Total stockholders’ equity (deficit)	336,173	(51,555)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$355,648	$30,502

The accompanying notes are an integral part of these financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Statements of Operations

(In thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2021	2020
Operating expenses:
Research and development	$32,655	$21,247
Selling, general and administrative	28,624	6,287
Total operating expenses	61,279	27,534

Loss from operations	(61,279)	(27,534)

Other income (expense):
Interest income	328	464
Interest expense	(846)	(718)
Change in fair value of convertible promissory notes	(35,199)	-
Change in fair value of warrant liability	(2,180)	(198)
Other income	405	41
Net loss	$(98,771)	$(27,945)

Net loss per share:
Basic and diluted net loss per share	$(2.10)	$(2.64)
Weighted-average shares used to compute basic and diluted net loss per share	47,023,048	10,575,941

The accompanying notes are an integral part of these financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Statements of Comprehensive Loss

(In thousands)

	Twelve Months Ended December 31,
	2021	2020
Net loss	$(98,771)	$(27,945)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(155)	3
Comprehensive loss	$(98,926)	$(27,942)

The accompanying notes are an integral part of these financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,820	10,063,023	$1	$440	$14	$(25,180)	$(24,725)
Vesting of restricted common stock	-	-	-	-	-	-	650,000	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	35,489	-	33	-	-	33
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	68,425	-	19	-	-	19
Stock-based compensation	-	-	-	-	-	-	-	-	1,060	-	-	1,060
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	-	-	-	3	-	3
Issuance costs in connection with Series B convertible preferred stock	-	-	-	-	-	(30)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(27,945)	(27,945)
Balance at December 30, 2020	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	10,816,937	$1	$1,552	$17	$(53,125)	$(51,555)
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	1,279,865	-	798	-	-	798
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	2,077,291	-	1,160	-	-	1,160
Stock-based compensation	-	-	-	-	-	-	-	-	9,231	-	-	9,231
Conversion of preferred stock into common stock	(6,520,790)	(4,486)	(12,932,429)	(19,908)	(19,373,169)	(44,790)	38,826,388	4	69,180	-	-	69,184
Conversion of the convertible promissory notes into common stock	-	-	-	-	-	-	7,531,777	1	165,698	-	-	165,699
Issuance of common stock upon initial public offering, net of issuance costs	-	-	-	-	-	-	11,730,000	1	237,198	-	-	237,199
Cashless exercise of common stock warrant	-	-	-	-	-	-	117,088	-	2,631	-	-	2,631
Unrealized gain on available- for-sale marketable securities	-	-	-	-	-	-	-	-	-	(155)	-	(155)
Issuance of common stock in connection with Employee Stock Purchase Program	-	-	-	-	-	-	59,396	-	752	-	-	752
Net loss	-	-	-	-	-	-	-	-	-	-	(98,771)	(98,771)
Balance at December 30, 2021	-	$-	-	$-	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173

The accompanying notes are an integral part of these financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Statements of Cash Flows

(In thousands)

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Operating activities
Net loss	$(98,771)	$(27,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,133	639
Loss on disposal of property and equipment	94	-
Stock-based compensation	9,231	1,060
Change in fair value of convertible promissory notes	35,199	-
Change in fair value of warrant liability	2,180	198
Amortization of premium on short-term investments	1,865	83
Accretion of debt issuance costs	279	234
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,851)	(391)
Other noncurrent assets	(1,048)	-
Accounts payable	1,854	(148)
Accrued expenses	2,686	1,132
Other current liabilities	(176)	240
Other noncurrent liabilities	624	25
Net cash used in operating activities	(51,701)	(24,873)

Investing activities
Purchases of short-term investments	(195,684)	(6,077)
Sales of short-term investments	33,688	20,616
Maturities of short-term investments	35,999	10,846
Purchases of property and equipment	(4,864)	(1,380)
Net cash (used in) provided by investing activities	(130,861)	24,005

Financing activities
Proceeds from initial public offering, net of issuance costs	237,199	-
Proceeds from issuance of common stock, net of repurchases	3,577	45
Proceeds from issuance under employee stock purchase program	752	-
Proceeds from issuance of convertible promissory notes	130,500	-
Proceeds from issuance of debt	10,500	7,500
Repayments of debt principal and issuance costs in connection with refinancing	(10,400)	-
Issuance costs in connection with Series B convertible preferred stock	-	(30)
Net cash provided by financing activities	372,128	7,515

Increase in cash and cash equivalents and restricted cash	189,566	6,647
Cash and cash equivalents and restricted cash, beginning of year	12,170	5,523
Cash and cash equivalents and restricted cash, end of period	$201,736	$12,170

Supplemental disclosure for cash activities
Interest paid	$569	$461
Supplemental disclosure for non-cash activities
Vesting of restricted stock	$798	$33
Cashless warrant exercise	$300	$-
Conversion of preferred stock to common stock	$69,184	$-
Conversion of convertible promissory notes to common stock	$165,699	$-
Purchase of property and equipment included in accounts payable	$67	$14
Warrant issued in connection with issuance of long-term debt	$-	$189

The accompanying notes are an integral part of these financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Notes to Financial Statements

1. Business

Description of Business

Singular Genomics Systems, Inc. (the “Company”) is a life science technology company that is leveraging novel, next-generation sequencing (“NGS”) and multiomics technologies to empower researchers and clinicians. The Company developed a unique and proprietary NGS technology, which is referred to as its Sequencing Engine. The Sequencing Engine is the foundational platform technology that forms the basis of the Company's products in development as well as its core product tenets: power, speed, flexibility and accuracy. The Company is developing two products that are purpose-built to target applications in which these core product tenets matter most. The first product, the G4, targets the NGS market. The G4 is a benchtop next-generation sequencer designed to produce fast and accurate genetic sequencing results. The integrated purpose-built kits that run on the G4 address specific applications in the oncology and immune profiling markets. The second product in development, the PX, combines single-cell analysis, spatial analysis, genomics and proteomics in one integrated instrument to offer a versatile multiomics solution.

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of December 31, 2021 and December 31, 2020, had an accumulated deficit of $151.9 million and $53.1 million, respectively. The Company has a limited operating history and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through December 31, 2021, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of December 31, 2021, the Company had cash, cash equivalents and short-term investments of $339.2 million. The Company believes that its cash, cash equivalents and short-term investments as of December 31, 2021 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may significantly differ from these estimates and assumptions. Significant estimates and assumptions include the fair value of the 2021 Convertible Notes, the fair value of the liability for the SVB Warrant, the fair value of the Company’s preferred and common stock and stock-based compensation.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$201,049	$11,688
Restricted cash	687	482
Total	$201,736	$12,170

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

Short-term Investments

As of December 31, 2021 and December 31, 2020, short-term investments primarily consisted of corporate debt securities and asset-backed securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the positive intent to hold those securities to maturity. They are not considered trading securities because they are not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available for use in current operations. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The Company evaluates its investments in securities that are in an unrealized loss position quarterly to determine if those securities are other-than-temporarily impaired. If the Company intends to sell or if it is more likely than not that the Company will be required to sell those securities prior to the recovery of their book value, then those securities would be considered other-than-temporarily-impaired, and the Company would record this impairment as a loss through other income (expense). During the years ended December 31, 2021 and 2020, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

The following tables summarize the short-term investments held at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$21,172	$(25)	$21,147
Corporate debt securities	117,140	(113)	117,027
	$138,312	$(138)	$138,174

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Asset-backed securities	$3,938	$5	$3,943
Corporate debt securities	11,276	12	11,288
	$15,214	$17	$15,231

The following table summarizes contractual maturities of available-for-sale securities held at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
	Estimated Fair Value	Estimated Fair Value
Due within one year	$94,085	$9,559
After one but within five years	44,089	5,672
Total	$138,174	$15,231

Property and Equipment, Net

Property and equipment, net, which consists of lab equipment, computers and software, furniture and fixtures, leasehold improvements and construction in process, are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the remaining life of the lease or the useful life of the asset, whichever is shorter. Repairs and maintenance costs are charged to expense as incurred.

Deferred Rent

Rent expense is recognized on a straight-line basis over the lease term. The difference between rent expense and amounts paid under the lease agreement is deferred and recorded in other current and noncurrent liabilities in the accompanying balance sheets.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the twelve months ended December 31, 2021 and December 31, 2020, respectively.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive (loss) income is unrealized (loss) gain on available-for-sale securities, which have been reflected in the statements of comprehensive loss and as a separate component in the statements of preferred stock and stockholders’ equity (deficit).

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

Recent Accounting Pronouncements—Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The standard establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. For lessees, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for the Company’s annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company adopted ASC 842 on January 1, 2022 using the modified retrospective method and expects to record right-of-use assets and corresponding liabilities related to its real estate operating leases with initial lease terms of more than 12 months. These adjustments will be reflected in the Company's financial statements for future periods beginning for the period ending March 31, 2022. These adjustments will have no impact on the Company’s statement of operations and no impact on the Company’s accumulated deficit.

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Cash	$26,037	$-	$-	$26,037
Money market funds	175,012	-	-	175,012
Asset-backed securities	-	21,147	-	21,147
Corporate debt securities	-	117,027	-	117,027
Total assets	$201,049	$138,174	$-	$339,223

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Cash	$11,688	$-	$-	$11,688
Asset-backed securities	-	3,943	-	3,943
Corporate debt securities	-	11,288	-	11,288
Total assets	$11,688	$15,231	$-	$26,919
Liabilities:
Warrant liability	$-	$-	$451	$451
Total liabilities	$-	$-	$451	$451

SVB Warrant

In November 2019, simultaneously with the first draw-down under its 2019 SVB Loan (see Note 6), SVB entered into a warrant agreement with the Company to purchase 32,289 shares of Series B convertible preferred stock of the Company at an exercise price of $2.3228 per share (as amended, the “SVB Warrant”). In March 2020, in connection with the Company’s second draw-down under the 2019 SVB Loan, the SVB Warrant was amended to increase the number of shares of Series B convertible preferred stock of the Company by 96,867, to a total of 129,156 shares. In connection with the completion of the Company’s IPO, in accordance with the original terms the warrant instrument, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock. In June 2021, after the IPO, SVB net exercised the SVB Warrant into 117,088 shares of common stock of the Company, and the SVB Warrant is no longer outstanding as of December 31, 2021.

The fair value of the SVB Warrant liability was remeasured at each financial reporting period with any changes in fair value recognized as other income (expense) in the statements of operations. The fair value for the warrant liability for the SVB Warrant was based on the Black-Scholes option pricing valuation model using significant inputs not observable in the market and was thus classified within Level 3 of the fair value hierarchy. The change in fair value of the warrant for the twelve months ended December 31, 2021 and 2020 was $2.2 million and $0.2 million, respectively. When, in connection with the IPO, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock, the warrant liability was reclassified from current liabilities to equity as the warrant met the definition of an equity instrument. Additionally, at that time, the Company recorded the final valuation of the warrant liability for the SVB Warrant.

The following table provides a roll forward of the SVB Warrant liability measured at fair value for the twelve months ended December 31, 2021 (in thousands):

Balance at December 31, 2020	$451
Change in fair value of warrant through conversion	2,180
Reclassification of warrant liability into equity	(2,631)
Balance at December 31, 2021	$-

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

The following table provides a roll forward of the 2021 Convertible Notes measured at fair value for the twelve months ended December 31, 2021 (in thousands):

Balance at December 31, 2020	$-
Fair value of convertible promissory notes at issuance	130,500
Change in fair value of convertible promissory notes through conversion	35,199
Conversion of convertible promissory notes	(165,699)
Balance at December 31, 2021	$-

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

As of December 31, 2021, the Level 3 liabilities no longer exist as a result of the conversion of the 2021 Convertible Notes and as a result of the SVB Warrant becoming exercisable into common stock in connection with the IPO.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31
	2021	2020
Prepaid expenses	$3,715	$602
Inventory	3,011	-
Interest receivable	1,050	17
Current deposits	761	33
Total prepaids expenses and other current assets	$8,537	$652

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		December 31,	December 31,
	Useful Life	2021	2020
Equipment	5 years	$4,433	$2,642
Computers and software	3 years	2,136	851
Leasehold improvements	5 years or less	1,041	80
Furniture and fixtures	5 years or less	75	35
Construction in progress	N/A	574	-
		8,259	3,608
Less: accumulated depreciation		(2,187)	(1,240)
Total property and equipment, net		$6,072	$2,368

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued compensation and other employee benefits	$3,516	$1,234
Accrued professional services	200	74
Accrued research and development expenses	41	44
Accrued other expenses	521	240
Total accrued expenses	$4,278	$1,592

7. Long-term Debt

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement” or “2021 SVB Loan”, together with the 2019 SVB Loan, the “SVB Loans”) with SVB. The Amended Agreement provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million; and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. The 2021 SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet.

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

As of December 31, 2021 and December 31, 2020, the debt issuance costs related to the SVB Loans were $0.6 million. Debt issuance costs include the initial fair value of the SVB Warrant. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loans and unamortized discount balances as of December 31, 2021 and December 31, 2020 are shown below (in thousands):

	December 31,	December 31,
	2021	2020
Total long-term debt	$10,500	$10,000
Less: issuance costs	(596)	(605)
Total long-term debt, net	9,904	9,395
Less current portion of long-term debt	-	(926)
Long-term debt, net of current portion	$9,904	$8,469

Future minimum payments of outstanding principal and interest under the 2021 SVB Loan are as follows (in thousands):

Years Ending December 31:
2022	$426
2023	426
2024	2,168
2025	5,507
2026 and thereafter	3,973
Total future minimum payments	12,500
Less: Interest and Final Payment fee	(2,000)
Long-term debt	$10,500

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

As of December 31, 2021 and December 31, 2020, the Company was in compliance with all covenants under the Amended Agreement and 2019 SVB Loan, respectively, and there had been no events of default.

2021 Convertible Notes

In February 2021, the Company issued the 2021 Convertible Notes to various investors, in the aggregate principal amount of $130.5 million (see Note 3). Of this amount, $48.5 million was to certain investors affiliated with members of the Company’s board of directors. The 2021 Convertible Notes accrued interest at 6% per annum. Due to certain embedded features within the 2021 Convertible Notes, the Company elected to account for these notes and all their embedded features under the fair value option. In June 2021, in connection with the completion of the Company’s IPO, the Notes were converted into 7,531,777 shares of the Company’s common stock.

8. Commitments and Contingencies

Columbia License Agreement and Sponsored Research Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company's achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. The Company is currently engaged in discussions with Columbia regarding the application of the License Agreement and its efforts to satisfy the diligence obligations under the License Agreement. There is no assurance that the Company will reach an agreement with Columbia regarding the application of the License Agreement to its products. During the years ended December 31, 2021 and 2020, the Company paid $0.1 million and approximately $0.1 million, respectively, to Columbia pursuant to the terms of the License Agreement.

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

In June 2020, the Company entered into a 10-year lease agreement with ARE-SD Region No. 27, LLC (the “Landlord”) for new office and laboratory space in La Jolla, California (“New HQ Lease”), with a target commencement date in April 2022. If landlord does not deliver the premises within 120 days of the target commencement date for any reason other than force majeure delays or delays by the Company, the Company may terminate the lease and neither the Landlord nor the Company will have any further rights, duties or obligations under the New HQ Lease. The Landlord shall make available to the Company for use within 12 months after the commencement date a tenant improvement allowance (“TI Allowance”), which the Company will repay to the landlord as additional rent over the base term and shall accrue interest at a rate of 8% per annum. Upon commencement, the contractual base rent will be charged, subject to partial rent abatement, annual base rent adjustments, the Company’s share of operating expenses and additional rent for the TI Allowance actually disbursed by the Landlord.

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

The Company recorded rent expense of $2.2 million and $0.3 million for the twelve months ended December 31, 2021 and 2020.

Future minimum payments under the Company’s non-cancelable operating leases as of December 31, 2021 are as follows (in thousands):

As of December 31, 2021	Operating Lease
2022	$4,675
2023	6,892
2024	6,394
2025	5,572
2026 and thereafter	36,549
$60,082

Future minimum payments related to the Company’s OAS Lease (see Note 13) are not included in the table above as the lease was executed subsequent to December 31, 2021.

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021.

Other Contingencies

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

9. Convertible Preferred Stock

Prior to its conversion to common stock in connection with the Company’s IPO, the convertible preferred stock was classified as temporary, or mezzanine, equity on the accompanying balance sheets since the shares contained certain redemption features that were not solely within the control of the Company. The Company had not previously accreted the convertible preferred stock to its redemption value since the shares were not redeemable and redemption was not deemed to be probable. In connection with the completion of the Company’s IPO, all of the outstanding shares of convertible preferred stock were automatically converted into 38,826,388 shares of the Company’s common stock.

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

10. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. The number of shares of the Company’s common stock that were initially available for issuance under the 2021 Plan equaled 8,085,720, which is the sum of 7,500,000 shares plus 585,720 shares that were then available for issuance under the 2016 Plan. As of December 31, 2021, 7,250,957 shares of common stock remained available for future grants under the 2021 Plan.

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

The following table summarizes stock option activity under all equity plans for the year ended December 31, 2021:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contract term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2020	7,274,953	$0.57
Exercisable at December 31, 2020	7,274,953	0.57
Granted	3,688,385	9.81
Exercised	(5,495,965)	0.66
Canceled or forfeited	(145,059)	5.63
Outstanding at December 31, 2021	5,322,314	6.75	8.61	$33,481
Exercisable at December 31, 2021	3,296,183	3.03	8.07	30,879
Vested and expected to vest	5,322,314	6.75	8.61	33,481

Aggregate intrinsic value is the total in-the-money value of the options above as of December 31, 2021, which is the aggregate of the difference between the Company’s closing stock price per share of $11.56 on December 31, 2021 and the exercise price of each option.

The 2016 Plan allows for plan participants to early exercise their options, which is to exercise options before the options vest. Unvested shares of common stock issued for early exercises are subject to the Company’s right of repurchase at the lower of (a) the original exercise price of the option or (b) the fair market value of common stock at the time of repurchase. As of December 31, 2021 and December 31, 2020, there were 2,198,933 and 141,955, respectively, unvested shares of common stock that had been issued for early exercises. Although these shares of common stock are issued, they are not considered outstanding because they remain subject to the Company’s right of repurchase until they vest.

At December 31, 2021 and December 31, 2020, the Company recorded a noncurrent liability for the cash received from the early exercises of stock options of $1.7 million and approximately zero, respectively. The Company reduces the liability as the shares vest based on the vesting terms of the awards.

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The price at which common stock is purchased by employees under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. A total of 730,000 shares of common stock were initially reserved for issuance under the ESPP. As of December 31, 2021, 670,604 shares of common stock remained available for future grants under the ESPP.

During the twelve months ended December 31, 2021, 59,396 shares of common stock were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Twelve Months Ended December 31, 2021
	2021	2020

Research and development	$2,468	$228
Selling, general and administrative	6,763	832
Total equity-based compensation expense	$9,231	$1,060

As of December 31, 2021, total unrecognized stock-based compensation expense was $32.6 million and is expected to be recognized over the weighted-average period of approximately 2.6 years.

The following table shows the weighted-average assumptions used to compute the fair value of the awards granted to employees and nonemployees using the Black-Scholes option pricing model:

	Twelve Months Ended
	December 31,
Assumption	2021	2020
Expected volatility	77.22%	60.00%
Expected term (years)	5.5–6.1	5.3–6.2
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.91%	0.63%
Forfeiture rate	0.00%	1.00%

11. Income Taxes

Due to its net losses for the years ended December 31, 2021 and December 31, 2020, and since it has a full valuation allowance against deferred tax assets, the Company did not record any provision or benefit for income taxes. There were no components of current or deferred federal, state or foreign tax provisions for the year ended December 31, 2021 or 2020.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2021 and December 31, 2020 is as follows:

	December 31,	December 31,
	2021	2020
Income taxes at statutory rates	21.00%	21.00%
State income tax, net of federal benefit	3.35%	6.23%
Permanent items	-1.39%	-1.45%
Convertible debt revaluation	-7.48%	0.00%
Research Credit	3.11%	5.67%
Change in valuation allowance	-18.08%	-31.47%
Other	-0.50%	0.02%
	0.00%	0.00%

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$27,560	$13,556
Credits	6,005	2,945
Other	1,394	563
Total deferred tax assets	34,959	17,064
Valuation allowance	(34,844)	(16,941)
Net deferred tax assets	115	123
Deferred tax liabilities
Fixed assets	(115)	(123)
Total deferred tax liabilities	(115)	(123)
Total net deferred taxes	$-	$-

At December 31, 2021 the Company had federal and California tax loss carryforwards of approximately $99.0 million and $96.0 million, respectively. The federal net operating loss generated prior to 2018 and state net operating loss carryforwards begin to expire in 2036, if unused. The federal net operating loss carryover includes $95.4 million of net operating losses generated in 2018, 2019, 2020 and 2021 which will carryover indefinitely.

At December 31, 2021, the Company had federal and state tax credit carry forwards of approximately $3.8 million and $3.8 million, respectively. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2037, if unused, and the state credits carry forward indefinitely.

Due to the Company’s history of losses and uncertainty regarding future earnings, a valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2021 and December 31, 2020 was $17.9 million and $8.8 million, respectively.

Pursuant to Internal Revenue Code of 1986, as amended (“IRC”), specifically IRC §382 and IRC §383, the Company’s ability to use net operating loss and research and development tax credit carryforwards (“tax attribute carryforwards”) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Any limitation may result in the expiration of a portion of the net operating loss or research credit carryforwards before utilization.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

The following table summarizes the changes to the Company’s unrecognized tax benefits for the periods presented (in thousands):

	December 31,	December 31,
	2021	2020
Balance at beginning of year	$493	$274
Increases related to prior year tax positions	18	-
Increases related to current year tax positions	355	219
Balance at end of year	$866	$493

If recognized, these amounts would not affect the Company’s effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and California. The U.S. federal and California returns are open to examination for all years since inception. The Company has not been, nor is it currently, under examination by any federal or state tax authority.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020

Net loss	$(98,771)	$(27,945)
Weighted average shares used in computing net loss per share, basic and diluted	47,023,048	10,575,941
Net loss per share, basic and diluted	$(2.10)	$(2.64)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Employee stock options issued and outstanding	5,322,314	7,274,953
Common stock subject to the Company's right of repurchase	2,198,933	141,955
SVB Warrant	-	129,156
Series Seed convertible preferred stock	-	6,520,790
Series A convertible preferred stock	-	12,932,429
Series B convertible preferred stock	-	19,373,169
	7,521,247	46,372,452

13. Subsequent Events

One Alexandria Square Lease Agreement

In January 2022, the Company entered into a Lease Agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. (“ARE”) to lease two buildings (“Building 3” and “Building 4”) to be constructed in connection with One Alexandria Square in La Jolla, California. The two buildings are comprised of office and manufacturing space and will serve as the Company’s future headquarters.

The term of the OAS Lease will commence when ARE’s work for Building 3 is substantially complete, which is expected to be November 1, 2024 (the “Commencement Date”). The Company’s obligation to pay rent for Building 3 will begin approximately seven months following the Commencement Date. The Company’s obligation to pay rent for Building 4 will begin 12 months following the

Commencement Date, subject to the substantial completion of ARE’s work on Building 4. The Company has an option to accelerate the construction and delivery of Building 4 to be the same date as the Commencement Date and will receive 12 months of base rent abatement on Building 4 if it exercises this option. The initial term of the OAS Lease is 144 months following the Commencement Date. The Company has the one-time option to extend the term of the OAS Lease by 60 months upon prior notice to ARE. The annual base rent under the OAS Lease is initially based on $64.80 per square foot per year, or approximately $7.3 million per year for Building 3 and $6.0 million per year for Building 4, subject to annual increases of 3% and certain other adjustments, and includes tenant improvement and warm shell allowances. Maximum tenant improvement and warm shell allowances total approximately $33 million. The Company will also pay for an estimated $24 million of certain tenant improvements plus 7% interest per year amortized in equal monthly payments over the term of the OAS Lease. At the time of entering into the OAS Lease, the Company paid ARE $1.1 million as prepayment for rent and, as a security deposit, provided ARE with a $1.1 million standby letter of credit.

Deerfield Exchange Agreement

In January 2022, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Deerfield Private Design Fund IV, L.P. (the “Deerfield Holder”), pursuant to which the Deerfield Holder exchanged an aggregate of 2,500,000 shares of the Company’s common stock held by the Deerfield Holder for 2,500 shares of a newly created class of non-voting preferred stock designated as Series A Common Stock Equivalent Convertible Preferred Stock. Additionally, in connection with the issuance of the Series A Common Stock Equivalent Convertible Preferred Stock, the Company filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.0001 per share, of the Company with the Secretary of State of the State of Delaware.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2021, we implemented a new enterprise resource planning system. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures. There were no other changes in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The Company will hold its 2022 Annual Meeting of Stockholders on May 26, 2022. The time and location for this meeting will be disclosed in the Company’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2022.

We have adopted a Code of Conduct that applies to all our directors, officers and employees, including our principal executive officer and principal financial officer. Our Code of Conduct is available on the Governance section of the Company’s investor relations website at https://investor.singulargenomics.com/. We intend to disclose any material future amendments to provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The response to this portion of Item 15 is set forth under Item 8.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because this information is not required or is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Registrant. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K on June 1, 2021 and incorporated herein by reference (File No. 001-40443)).

3.2	Amended and Restated Bylaws of Registrant. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K on June 1, 2021 and incorporated herein by reference (File No. 001-40443)).
3.3

Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Company (filed as Exhibit 3.1 of the Registrant's Current Report on Form 8-K on January 26, 2022 and incorporated herein by reference (File No. 001-40443)).

4.1

Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1/A, filed with the SEC on May 24, 2021 and incorporated herein by reference (File No. 333-255912)).

4.2*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.3

Amended and Restated Investors’ Rights Agreement, dated June 27, 2019, as amended, by and among the Registrant and the other parties thereto (filed as Exhibit 4.2 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.1

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registration Statement on Form S-1/A, filed with the SEC on May 24, 2021 and incorporated herein by reference (File No. 333-255912)).

10.2#

Singular Genomics Systems, Inc. 2016 Stock Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.2 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.3#

Singular Genomics Systems, Inc. 2021 Equity Incentive Plan and form of agreements thereunder (filed as Exhibit 10.3 to the Registration Statement on Form S-1/A, filed with the SEC on May 24, 2021 and incorporated herein by reference (File No. 333-255912)).

10.4#

Singular Genomics Systems, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-1/A, filed with the SEC on May 24, 2021 and incorporated herein by reference (File No. 333-255912)).

10.5

Lease Agreement, dated November 1, 2017, by and between ARE-10933 North Torrey Pines, LLC and the Registrant (filed as Exhibit 10.5 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.6

Lease Agreement, dated June 26, 2020, by and between ARE-SD Region No. 27, LLC and the Registrant (filed as Exhibit 10.6 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.7

Sublease, dated June 15, 2020, by and between the Registrant and Gossamer Bio, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.8#

Amended and Restated Offer Letter, dated January 7, 2020, by and between the Registrant and Andrew Spaventa (filed as Exhibit 10.8 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.9#

Amended and Restated Offer Letter, dated January 11, 2020, by and between the Registrant and Eli Glezer (filed as Exhibit 10.9 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.10#

Offer Letter, dated September 25, 2019, by and between the Registrant and Dalen Meeter (filed as Exhibit 10.10 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.11†

Exclusive License Agreement, date August 12, 2016, as amended, by and between the Registrant and The Trustees of Columbia University in the City of New York (filed as Exhibit 10.12 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

10.12#	Management Cash Incentive Plan (filed as Exhibit 10.13 to the Registration Statement on Form S-1/A, filed with the SEC on May 24, 2021 and incorporated herein by reference (File No. 333-255912)).
10.13#	Executive Severance Plan (filed as Exhibit 10.14 to the Registration Statement on Form S-1/A, filed with the SEC on May 24, 2021 and incorporated herein by reference (File No. 333-255912)).
10.14

Amended and Restated Loan and Security Agreement, dated September 30, 2021, by and between the Registrant and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 9, 2021 and incorporated herein by reference (File No. 001-40443)).

10.15

Exchange Agreement, dated as of January 26, 2022, by and among the Company, Deerfield Private Design Fund IV, L.P. and Deerfield Partners, L.P. (filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K on January 26, 2022 and incorporated herein by reference (File No. 001-40443)).

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

#	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Singular Genomics Systems, Inc.

Date: March 14, 2022	By:	/s/ Dalen Meeter
Dalen Meeter
Senior Vice President, Finance

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Andrew Spaventa, Daralyn Durie and Dalen Meeter, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), with respect to this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the U.S. Securities and Exchange Commission (the “SEC”), and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable Singular Genomics Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and all the requirements of the SEC, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Name	Title	Date

/s/ Andrew Spaventa	Chief Executive Officer and Chair of the Board of Directors	March 14, 2022
Andrew Spaventa	(Principal Executive Officer)

/s/ Dalen Meeter	Senior Vice President, Finance	March 14, 2022
Dalen Meeter	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Barker	Director	March 14, 2022
David Barker

/s/ Kim Kamdar	Director	March 14, 2022
Kim Kamdar

/s/ Elaine Mardis	Director	March 14, 2022
Elaine Mardis

/s/ Michael Pellini	Lead Independent Director	March 14, 2022
Michael Pellini

/s/ Jason Ryan	Director	March 14, 2022
Jason Ryan