Form 10-Q
period 2022-03-31
Singular Genomics Systems, Inc.
filed 2022-05-10
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-40443

SINGULAR GENOMICS SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	81-2948451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3010 Science Park Road San Diego, California 92121

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

70,585,264 shares of common stock, $0.0001 par value, outstanding as of April 30, 2022.

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

The words “anticipate,” “believe,” contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

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
•
our ability to develop and commercialize new products and product enhancements;
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

2

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
•
If we are sued for infringing, misappropriating or otherwise violating intellectual property rights of third parties, such litigation could be costly and time-consuming and could prevent or delay us from developing or commercializing our product candidates.
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
•
We expect to be highly dependent upon revenue generated from the sale of the G4, and any delay or failure by us to finalize the development and to successfully commercialize the G4 could have a substantial adverse effect on our business and results of operations.
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
•
The G4 is sold as a research-use-only product; changes in the regulatory landscape could affect the market for such a product.
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

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,572	$201,049
Short-term investments	127,402	138,174
Inventory	6,329	3,011
Prepaid expenses and other current assets	3,486	5,526
Total current assets	325,789	347,760
Right-of-use lease assets	5,749	-
Property and equipment, net	6,714	6,072
Restricted cash	1,734	687
Other noncurrent assets	2,125	1,129
Total assets	$342,111	$355,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,525	$2,348
Accrued expenses	2,911	4,278
Lease liabilities, current	2,646	-
Other current liabilities	-	118
Total current liabilities	9,082	6,744
Long-term debt, net of issuance costs	9,941	9,904
Lease liabilities, noncurrent	3,878	-
Other noncurrent liabilities	1,728	2,827
Total liabilities	24,629	19,475
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A Common Stock Equivalent Convertible Preferred Stock, $0.0001 par value; 7,000 shares authorized, 2,500 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 70,509,463 and 72,438,742 shares outstanding at March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	492,144	488,200
Accumulated other comprehensive loss	(767)	(138)
Accumulated deficit	(173,902)	(151,896)
Total stockholders’ equity	317,482	336,173
Total liabilities and stockholders’ equity	$342,111	$355,648

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$10,645	$6,608
Selling, general and administrative	11,375	3,654
Total operating expenses	22,020	10,262

Loss from operations	(22,020)	(10,262)

Other income (expense):
Interest and other income	156	131
Interest expense	(142)	(188)
Change in fair value of convertible promissory notes	-	(11,400)
Change in fair value of warrant liability	-	(2,202)
Net loss	$(22,006)	$(23,921)

Net loss per share:
Basic and diluted net loss per share	$(0.31)	$(2.05)
Weighted-average shares used to compute basic and diluted net loss per share	71,011,041	11,652,998

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(22,006)	$(23,921)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(629)	(49)
Comprehensive loss	$(22,635)	$(23,970)

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173
Exchange of common stock for Series A Common Stock Equivalent	2,500	-	(2,500,000)	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	505,322	-	344	-	-	344
Issuance of common stock in connection with exercise of stock options	-	-	65,399	-	34	-	-	34
Stock-based compensation	-	-	-	-	3,566	-	-	3,566
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(629)	-	(629)
Net loss	-	-					(22,006)	(22,006)
Balance at March 31, 2022	2,500	$-	70,509,463	$7	$492,144	$(767)	$(173,902)	$317,482

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Deficit
Balance at December 31, 2020	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	10,816,937	$1	$1,552	$17	$(53,125)	$(51,555)
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	151,343	-	92	-	-	92
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	1,855,904	-	995	-	-	995
Stock-based compensation	-	-	-	-	-	-	-	-	1,096	-	-	1,096
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	-	-	-	-	(49)	-	(49)
Net loss	-	-	-	-	-	-					(23,921)	(23,921)
Balance at March 31, 2021	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	12,824,184	$1	$3,735	$(32)	$(77,046)	$(73,342)

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating activities
Net loss	$(22,006)	$(23,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	461	211
Stock-based compensation	3,566	1,096
Change in fair value of convertible promissory notes	-	11,400
Change in fair value of warrant liability	-	2,202
Amortization of premium on short-term investments	1,174	72
Amortization of right-of-use lease assets	641	-
Accretion of debt issuance costs	37	78
Changes in operating assets and liabilities:
Inventory	(3,318)	-
Prepaid expenses and other current assets	1,648	(264)
Other noncurrent assets	(1,111)	(804)
Accounts payable	1,013	144
Accrued expenses	(1,367)	585
Other current liabilities	-	(58)
Lease liabilities	(550)	-
Other noncurrent liabilities	(27)	74
Net cash used in operating activities	(19,839)	(9,185)

Investing activities
Purchases of short-term investments	(35,193)	(101,608)
Sales of short-term investments	10,334	8,838
Maturities of short-term investments	34,184	2,816
Purchases of property and equipment	(939)	(507)
Net cash provided by (used in) investing activities	8,386	(90,461)

Financing activities
Proceeds from issuance of common stock, net of repurchases	23	2,984
Proceeds from issuance of convertible promissory notes	-	130,500
Net cash provided by financing activities	23	133,484

Net (decrease) increase in cash and cash equivalents and restricted cash	(11,430)	33,838
Cash and cash equivalents and restricted cash, beginning of year	201,736	12,170
Cash and cash equivalents and restricted cash, end of period	$190,306	$46,008

Supplemental disclosure for cash activities
Interest paid	$105	$148
Supplemental disclosure for non-cash activities
Initial lease liability recognized upon adoption of ASC 842	$7,074	$-
Vesting of restricted stock	$344	$92
Deferred offering costs in accrued expenses	$-	$804
Purchase of property and equipment included in accounts payable	$164	$86

See accompanying notes to these unaudited condensed financial statements.

SINGULAR GENOMICS SYSTEMS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Description of Business

Singular Genomics Systems, Inc. (the “Company”) is a life science technology company that is leveraging novel, next-generation sequencing (“NGS”) and multiomics technologies to empower researchers and clinicians. The Company developed a unique and proprietary NGS technology, which is referred to as its Sequencing Engine. The Sequencing Engine is the foundational platform technology that forms the basis of the Company’s products in development as well as its core product tenets: power, speed, flexibility and accuracy. The Company is developing two products that are purpose-built to target applications in which these core product tenets matter most. The first product, the G4, targets the NGS market. The G4 is a benchtop next-generation sequencer designed to produce fast and accurate genetic sequencing results. The integrated purpose-built kits that run on the G4 address specific applications in the oncology and immune profiling markets. The second product in development, the PX, combines single-cell analysis, spatial analysis, genomics and proteomics in one integrated instrument to offer a versatile multiomics solution.

The Company was incorporated in the state of Delaware in June 2016 and has its principal operations in San Diego, California.

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of March 31, 2022 and December 31, 2021, had an accumulated deficit of $173.9 million and $151.9 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through March 31, 2022, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $316.0 million. The Company believes that its cash, cash equivalents and short-term investments as of March 31, 2022 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited condensed financial statements.

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

The preparation of the Company’s unaudited condensed financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may significantly differ from these estimates and assumptions. For the year ended December 31, 2021, significant estimates and assumptions include the fair value of the 2021 Convertible Notes, the fair value of the liability for the SVB Warrant, the fair value of the Company’s preferred and common stock and stock-based compensation. After December 31, 2021, significant estimates and assumptions include stock-based compensation and the value of lease liabilities and right-of-use lease assets.

Summary of Significant Accounting Policies

During the three months ended March 31, 2022, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$188,572	$201,049
Restricted cash	1,734	687
Total	$190,306	$201,736

Short-term Investments

Short-term investments primarily consisted of corporate debt securities, asset-backed securities and treasury securities. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$6,486	$(3)	$6,483
Asset-backed securities	10,770	(47)	10,723
Corporate debt securities	110,913	(717)	110,196
Total	$128,169	$(767)	$127,402

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$21,172	$(25)	$21,147
Corporate debt securities	117,140	(113)	117,027
Total	$138,312	$(138)	$138,174

The following table summarizes contractual maturities of available-for-sale securities held at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
	Estimated Fair Value	Estimated Fair Value
Due within one year	$99,110	$94,085
After one but within five years	28,292	44,089
Total	$127,402	$138,174

The Company determined there was no other-than-temporary impairment of any of its investments.

Inventory

Inventory includes raw materials, which are goods to be consumed directly or indirectly in production, work in process, which are goods in the course of production, and finished goods, which are goods awaiting sale. Inventory is recorded at the lower of cost or net realizable value. Costs are based on standard costs that are adjusted regularly to reflect current conditions so that at the balance-sheet date standard costs reasonably approximate costs under a first-in, first-out basis. Standard costs include acquisition and production costs. Raw materials include inventories that may be used in research and development activities, and such items are expensed as consumed or capitalized as property and equipment and depreciated.

Inventory in the prior year’s financial statements have been reclassified to conform to the current presentation on the condensed balance sheets and condensed statements of cash flows. No subtotals in the prior year financial statements were impacted as a result.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), effective January 1, 2022. ASC 842 requires the Company to recognize on the balance sheet lease liabilities and corresponding right-of-use (“ROU”) lease assets for its operating leases where the Company is the lessee. The initial impact of the adoption is discussed below in the section titled “Recent Accounting Pronouncements—Adopted.”

The Company determines if an arrangement is or contains a lease at contract inception. Lease liabilities represent the Company’s obligation to make payments under its operating leases. ROU lease assets represent the Company’s right to use assets under its operating leases. The Company determines the value of lease liabilities and ROU lease assets on a lease-by-lease basis. A lease liability is recognized at the commencement date of an operating lease based on the present value of the future lease payments over the expected lease term. A corresponding ROU lease asset is recognized at the commencement date of an operating lease based on the value of the lease liability, adjusted for any lease incentives received, any initial direct costs incurred and any lease payments made at or before the lease commencement date. The Company made a policy election to not recognize lease liabilities and ROU lease assets for operating leases with an expected lease term of twelve months or less.

The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate based on information available at the date of lease commencement. The incremental borrowing rate is the estimated rate of interest that the Company would pay to borrow, on a collateralized basis, an amount equal to the lease payments over the expected lease term.

After lease commencement, the Company measures its operating leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the incremental borrowing rate determined at lease commencement; and (ii) the ROU lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between lease expense and amounts paid under the lease. Lease expense is recognized on a straight-line basis over the expected lease term. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Variable lease payments such as those related to property taxes, insurance and common area maintenance are recognized as expense when incurred.

Recent Accounting Pronouncements—Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), codified as ASC 842. ASC 842 requires the Company to recognize on the balance sheet lease liabilities and corresponding ROU lease assets for its operating leases where the Company is the lessee. The Company adopted this standard effective January 1, 2021 using the modified retrospective method by applying the new standard to all leases existing as of January 1, 2022 and not restating any prior comparative periods. The Company elected the practical expedients to carry forward its historical lease classification, not reassess whether any expired or existing contracts are or contain leases and not reassess initial direct costs for existing leases. On January 1, 2022, the Company recorded operating lease liabilities of $7.1 million, ROU lease assets of $6.4 million, and derecognized deferred rent of $0.7 million. The additional disclosures required by the standard have been included in the section above titled “Leases” and in Note 9. Prior comparative periods have not been adjusted and continue to be reported under ASC 840.

Recent Accounting Pronouncements—Not Yet Adopted

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

None of the Company’s assets or liabilities are recorded at fair value on a recurring basis other than cash, cash equivalents and short-term investments. No transfers between levels occurred during the periods presented. The fair value of short-term investments is based on market prices quoted on the last day of the fiscal period or other observable market inputs.

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash	$20,800	$-	$-	$20,800
Money market funds	167,772	-	-	167,772
U.S. treasury securities	6,483			6,483
Asset-backed securities	-	10,723	-	10,723
Corporate debt securities	-	110,196	-	110,196
Total	$195,055	$120,919	$-	$315,974

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash	$26,037	$-	$-	$26,037
Money market funds	175,012	-	-	175,012
Asset-backed securities	-	21,147	-	21,147
Corporate debt securities	-	117,027	-	117,027
Total	$201,049	$138,174	$-	$339,223

4. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31
	2022	2021
Raw materials	$5,034	$2,565
Work in process	1,295	446
Total inventory	$6,329	$3,011

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31
	2022	2021
Prepaid expenses	$2,289	$3,715
Interest receivable	694	1,050
Current deposits	503	761
Total prepaid expenses and other current assets	$3,486	$5,526

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		March 31,	December 31,
	Useful Life	2022	2021
Equipment	5 years	$5,279	$4,433
Computers and software	3 years	2,309	2,136
Leasehold improvements	5 years or less	1,111	1,041
Furniture and fixtures	5 years or less	83	75
Construction in progress	N/A	580	574
Total property and equipment, gross		9,362	8,259
Less: accumulated depreciation		(2,648)	(2,187)
Total property and equipment, net		$6,714	$6,072

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation and other employee benefits	$2,180	$3,516
Accrued professional services	281	200
Accrued research and development expenses	39	41
Accrued other expenses	411	521
Total accrued expenses	$2,911	$4,278

8. Long-term Debt

Silicon Valley Bank Loan

In November 2019, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend to the Company up to $15.0 million in a series of term loans (the “2019 SVB Loan”). Contemporaneously, the Company borrowed $2.5 million in the first of three draw-downs available under the 2019 SVB Loan. In March 2020, the Company borrowed an additional $7.5 million as a second draw. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (i) 0.65% above the prime rate or (ii) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date. In connection with the 2019 SVB Loan, SVB entered into the SVB Warrant agreement with the Company to purchase shares of Series B convertible preferred stock at an exercise price of $2.3228 per share (see section titled “SVB Warrant” below).

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement” or “2021 SVB Loan”, together with the 2019 SVB Loan, the “SVB Loans”) with SVB. The Amended Agreement provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million; and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of March 31, 2022, the SVB Loan bears interest at an annual rate of 4.25%. The 2021 SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet. As of March 31, 2022, the SVB Loan is recorded as noncurrent.

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

As of March 31, 2022 and December 31, 2021, the debt issuance costs related to the SVB Loans were $0.6 million. Debt issuance costs include the initial fair value of the SVB Warrant. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loans and unamortized discount balances as of March 31, 2022 and December 31, 2021 are shown below (in thousands):

	March 31,	December 31,
	2022	2021
Long-term debt	$10,500	$10,500
Less: issuance costs	(559)	(596)
Total long-term debt, net of issuance costs	9,941	9,904

Future minimum payments of outstanding principal and interest under the 2021 SVB Loan are as follows:

As of March 31, 2022
2022 (nine months remaining)	$340
2023	452
2024	2,194
2025	5,523
2026 and thereafter	3,976
Total future minimum payments	12,486
Less: interest, Final Payment fee	(1,986)
Long-term debt	10,500
Less: issuance costs	(559)
Long-term debt, net of issuance costs	$9,941

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

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Amended Agreement and there had been no events of default.

SVB Warrant

In November 2019, simultaneously with the first draw-down under its 2019 SVB Loan, SVB entered into a warrant agreement with the Company to purchase 32,289 shares of Series B convertible preferred stock of the Company at an exercise price of $2.3228 per share (as amended, the “SVB Warrant”). In March 2020, in connection with the Company’s second draw-down under the 2019 SVB Loan, the SVB Warrant was amended to increase the number of shares of Series B convertible preferred stock of the Company by 96,867, to a total of 129,156 shares. In connection with the completion of the Company’s IPO, in accordance with the original terms the warrant instrument, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock. In June 2021, after the IPO, SVB net exercised the SVB Warrant into 117,088 shares of common stock of the Company, and the SVB Warrant is no longer outstanding as of March 31, 2022.

The fair value of the SVB Warrant liability was remeasured at each financial reporting period with any changes in fair value recognized as other income (expense) in the statements of operations. The fair value for the warrant liability for the SVB Warrant was based on the Black-Scholes option pricing valuation model using significant inputs not observable in the market and was thus classified within Level 3 of the fair value hierarchy. The change in fair value of the warrant for the three months ended March 31, 2022 and 2021 was $0 and $2.2 million, respectively, and recorded as “Change in fair value of warrant liability” in the statements of operations. When, in connection with the IPO, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock, the warrant liability was reclassified from current liabilities to equity as the warrant met the definition of an equity instrument. Additionally, at that time, the Company recorded the final valuation of the warrant liability for the SVB Warrant. The assumptions used in determining the fair value of the SVB Warrant liability are described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

2021 Convertible Notes

In February 2021, the Company sold and issued approximately $130.5 million aggregate principal of 2021 Convertible Notes in a private placement transaction. Of this amount, $48.5 million was to certain investors affiliated with members of the Company’s board of directors. The 2021 Convertible Notes accrued 6% interest per annum. The Company elected as of the issuance date to account for the 2021 Convertible Notes at fair value. Management believes that the fair value option better reflected the underlying economics of the 2021 Convertible Notes, which contained multiple embedded derivatives. Under the fair value election, changes in fair value are reported as “Change in fair value of convertible promissory notes” in the statements of operations in each reporting period after the issuance through the conversion of the 2021 Convertible Notes. The Company measured the fair value of the 2021 Convertible Notes using the probability weighted “as-converted” plus Black-Scholes option pricing model based on inputs such as the probability of IPO vs. non-IPO scenarios, fair value of the common stock price, discount yield, risk-free rate, equity volatility, expected term, number of converted shares and price negotiation adjustment for the calibration. In connection with the IPO, the 2021 Convertible Notes converted into 7,531,777 shares of the Company’s common stock. Based on the terms of the agreement, the 2021 Convertible Notes converted at a 20% discount to the public offering price in the IPO. At the time of the conversion, the Company recorded a final fair value adjustment of the 2021 Convertible Notes using the Company’s common stock price at the IPO. The assumptions used in determining the fair value of the 2021 Convertible Notes are described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

9. Commitments and Contingencies

Columbia License Agreement and Sponsored Research Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company's achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. During the three months ended March 31, 2022, the Company paid $0.1 million to Columbia pursuant to the terms of the License Agreement.

In addition to the License Agreement, the Company entered into a sponsored research agreement to fund a research program with Columbia. The program ended in 2019.

Operating Leases

Overview of Operating Leases

In November 2017, the Company entered into a non-cancelable operating lease in La Jolla, California, that expires upon commencement of the New HQ Lease, as defined below, which is estimated in May 2022. The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this lease in February 2018.

In December 2019, the Company entered into a 5-year lease agreement for additional office space in San Diego, California. The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this lease in January 2020.

In June 2020, the Company entered into a sublease agreement for an additional office space in San Diego, California. The sublease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this sublease in July 2020. This sublease expired in December 2021, and the Company leases the space directly from the landlord.

In June 2020, the Company entered into a 10-year lease agreement with ARE-SD Region No. 27, LLC (the “Landlord”) for new office and laboratory space in San Diego, California (“New HQ Lease”), with a target commencement date in May 2022. If the Landlord does not deliver the premises within 120 days of the target commencement date for any reason other than force majeure delays or delays by the Company, the Company may terminate the lease and neither the Landlord nor the Company will have any further rights, duties or obligations under the New HQ Lease. The Landlord shall make available to the Company for use within 12 months after the commencement date a tenant improvement allowance (“TI Allowance”), which the Company will repay to the Landlord as additional rent over the base term and shall accrue interest at a rate of 8% per annum. Upon commencement, the contractual base rent will be charged, subject to partial rent abatement, annual base rent adjustments, the Company’s share of operating expenses and additional rent for the TI Allowance actually disbursed by the Landlord.

In April 2021, the Company entered into a 62-month lease agreement for additional office and manufacturing space in San Diego, California. The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space in June 2021 and began recognizing rent expense under this lease at that time.

In April 2021, the Company amended its current lease for office space in San Diego, California. The lease amendment includes extension of the current lease expiration date by 24-months subsequent to commencement of the New HQ Lease, expansion of the existing premises for additional space and certain rent escalations.

In January 2022, the Company entered into a Lease Agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. (“ARE”) to lease two buildings (“Building 3” and “Building 4”) to be constructed in connection with One Alexandria Square in La Jolla, California. The two buildings are comprised of office and manufacturing space and are intended to serve as the Company’s future headquarters. The term of the OAS Lease will commence when ARE’s work for Building 3 is substantially complete, which is expected to be November 1, 2024 (the “Commencement Date”). The Company’s obligation to pay rent for Building 3 will begin approximately seven months following the Commencement Date. The Company’s obligation to pay rent for Building 4 will begin 12 months following the Commencement Date, subject to the substantial completion of ARE’s work on Building 4. The Company has an option to accelerate the construction and delivery of Building 4 to be the same date as the Commencement Date for Building 3 and will receive 12 months of base rent abatement on Building 4 if it exercises this option. The initial term of the OAS Lease is 144 months following the Commencement Date. The Company has the one-time option to extend the term of the OAS Lease by 60 months upon prior notice to ARE. The annual base rent under the OAS Lease is initially based on $64.80 per square foot per year, or approximately $7.3 million per year for Building 3 and $6.0 million per year for Building 4, subject to annual increases of 3% and certain other adjustments, and includes tenant improvement and warm shell allowances. Maximum tenant improvement and warm shell allowances total approximately $33 million. The Company will also pay for an estimated $24 million of certain tenant improvements plus 7% interest per year amortized in equal monthly payments over the term of the OAS Lease. At the time of entering into the OAS Lease, the Company paid ARE $1.1 million as prepayment for rent and, as a security deposit, provided ARE with a $1.1 million standby letter of credit.

Accounting for Operating Leases

On January 1, 2022, the Company adopted ASC 842 (see Note 2). As of January 1, 2022, the remaining weighted-average lease term was 2.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 3.6%. Cash payments included in the measurement of lease liabilities totaled $7.5 million. As of March 31, 2022, the remaining weighted-average lease term was 2.7 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 3.6%. Cash payments included in the measurement of lease liabilities totaled $6.8 million

During the three months ended March 31, 2022, the Company incurred $1.1 million of lease costs, of which less than $0.1 million is related to the Company’s short-term lease and $0.3 million is related to variable lease payments, which are primarily comprised of common area maintenance and $0.7 million related to straight-line operating lease cost. The Company recorded straight-line operating lease costs of $0.3 million for the three months ended March 31, 2021.

As of March 31, 2022, future minimum payments under the Company’s non-cancelable operating leases that have commenced are as follows (in thousands):

2022 (nine months remaining)	$1,987
2023	2,817
2024	1,328
2025	438
2026 and thereafter	277
Future non-cancelable minimum lease payments	6,847
Less: discount	(323)
Total lease liabilities	6,524
Less: current portion	2,646
Lease liabilities, noncurrent	$3,878

The total undiscounted future minimum lease payments associated with the New HQ Lease and OAS Lease are approximately $230.9 million and are not included in the table above. The Company did not recognized lease liabilities or corresponding ROU lease assets for these leases as their lease terms had not yet commenced as of March 31, 2022.

Future minimum payments under all of the Company’s non-cancelable operating leases, including those that have not yet commenced, are as follows:

2022 (nine months remaining)	$3,919
2023	6,892
2024	6,394
2025	10,914
2026 and thereafter	210,058
Total	$238,177

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2022.

Other Contingencies

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

10. Preferred Stock

Series A Common Stock Equivalent Convertible Preferred Stock

In January 2022, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Deerfield Private Design Fund IV, L.P. (the “Deerfield Holder”), pursuant to which the Deerfield Holder exchanged an aggregate of 2,500,000 shares of the Company’s common stock held by the Deerfield Holder for 2,500 shares of a newly created class of non-voting preferred stock designated as Series A Common Stock Equivalent Convertible Preferred Stock. Additionally, in connection with the issuance of the Series A Common Stock Equivalent Convertible Preferred Stock, the Company filed a Certificate of Designation, Preferences and Rights of Series A Common Stock Equivalent Convertible Preferred Stock, par value $0.0001 per share, of the Company with the Secretary of State of the State of Delaware. Each outstanding share of Series A Common Stock Equivalent Convertible Preferred Stock is entitled to a de minimis liquidation preference of $0.0001 per share. The Series A Common Stock Equivalent Convertible Preferred Stock is convertible into 1,000 shares of common stock for each share of Series A Common Stock Equivalent Convertible Preferred Stock at the option of the holder. Additionally, the ability of a holder to convert non-voting Series A Common Stock Equivalent Convertible Preferred Stock into common stock is prohibited to the extent that, upon such conversion, such holder, its affiliates and other persons whose ownership of common stock would be aggregated with that of such holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, would exceed 4.9% of the total number of shares of common stock then outstanding.

The Company classifies Series A Common Stock Equivalent Convertible Preferred Stock as permanent equity on the balance sheet because it is not redeemable for cash or other assets of the Company and is not considered debt under ASC 480. There are no features of the Series A Common Stock Equivalent Convertible Preferred Stock that require bifurcation and separate accounting under ASC 815. Series A Common Stock Equivalent Convertible Preferred Stock is considered a participating security for purposes of calculating earnings per share under ASC 260 because it participates in dividends ratably on an as-converted basis with common stock.

Pre-IPO Convertible Preferred Stock

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

The convertible preferred stock outstanding prior to its conversion in the IPO was as follows:

	Shares Authorized	Shares issued and Converted	Issue Period	Price per Share	Aggregate Liquidation Preference
Series Seed	6,520,790	6,520,790	2016	$0.6901	$4,500,000
Series A	12,932,429	12,932,429	2017	1.5465	20,000,000
Series B	19,566,903	19,373,169	2019	2.3228	45,000,000
Total	39,020,122	38,826,388			$69,500,000

11. Stock Incentive Plans

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

The following table summarizes stock option activity under the stock incentive plans since December 31, 2021:

	Number of Options	Weighted- Average Exercise Price (per Share)	Weighted- Average Remaining Contract Term (in Years)

Outstanding at December 31, 2021	5,322,314	$6.75
Exercisable at December 31, 2021	3,296,183	3.03
Granted	4,001,890	7.56
Exercised	(65,399)	0.62
Canceled or forfeited	(119,461)	17.83
Outstanding at March 31, 2022	9,139,344	7.00	9.01
Exercisable at March 31, 2022	3,365,635	3.08	7.81

The 2016 Plan allows for the early exercise of awards to plan participants subject to the right of repurchase by the Company at the lower of the original exercise price or fair market value for unvested awards. At March 31, 2022 and December 31, 2021, the Company has a liability for the cash received from the early exercise of stock options in the amount of $1.3 and $1.7 million, respectively. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms of the awards.

As of March 31, 2022 and December 31, 2021, there were 1,677,569 and 2,198,933, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

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

During the three months ended March 31, 2022, no shares of common stock were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$909	$225
Selling, general and administrative	2,657	871
Total stock-based compensation expense	$3,566	$1,096

As of March 31, 2022, total unrecognized stock-based compensation expense was $44.3 million and is expected to be recognized over the weighted-average period of approximately 3.03 years.

The following table shows the weighted-average assumptions used to compute the fair value of the awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Three Months Ended March 31,
Assumption	2022	2021
Expected volatility	56.87%	82.50%
Expected term (years)	5.8−6.1	6.0−6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.67%	0.87%
Forfeiture rate	0.00%	0.00%

Common stock reserved for future issuance consisted of the following as of March 31, 2022:

Stock options issued and outstanding under all Plans	9,139,344
Authorized for future grants under the 2021 Plan	7,006,507
Authorized for future grants under the ESPP	1,394,991
Total as of March 31, 2022	17,540,842

12. Net Loss per Share

The Company’s preferred stock were considered participating securities for purposes of calculating earnings per share because they had a right to participate in dividends with common stock. However, because the Company’s preferred stock do not have a contractual obligation to share in the losses of the Company on a basis that is objectively determinable, they were excluded from the calculation of basic net loss per share.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Employee stock options issued and outstanding	9,139,344	4,475,799
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	-
Common stock subject to the Company’s right of repurchase	1,677,569	3,212,190
SVB Warrant	-	129,156
Series Seed convertible preferred stock	-	6,520,790
Series A convertible preferred stock	-	12,932,429
Series B convertible preferred stock	-	19,373,169
Total	13,316,913	46,643,533

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

The G4 is a benchtop next-generation sequencer designed to produce fast and accurate sequencing results. The G4 is designed to target the NGS market in particular applications that require power, speed, flexibility and accuracy. We believe the G4 will expand and accelerate the use of DNA sequencing across a wide range of applications, such as identifying cancer-associated genetic mutations, deep sequencing to detect minimum residual disease in circulating cell-free DNA, profiling the immune system, analyzing single-cell RNA transcription and rapidly sequencing exomes and whole genomes. We are executing a three-step commercialization plan for the G4 consisting of: (i) collaborating with select partners to conduct beta pilot tests, which we completed in 2021; (ii) collaborating with potential customers in our early access program, which we concluded in the second quarter of 2022; and (iii) offering the G4 broadly to the market. We commercially launched the G4 in December of 2021. We expect shipments to begin in the second quarter of 2022.

The PX is our second product in development and is a multiomics platform designed to target the markets for single-cell, spatial analysis and proteomics. The PX will leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. We believe the PX, when launched, will be a high-throughput, versatile platform capable of measuring levels of RNA transcription, protein expression and sequence specific information directly in cells and tissues. We believe the PX will have broad application across many areas of biology. We are initially focused on applications in oncology and immunology, with future expansion into other applications such as neurology. We are currently in an advanced prototype development stage for the PX. We anticipate initiating a technology access program in the second half of 2022, which will be similar to our early access program, but we intend to initially bring samples and collaborators in-house. We anticipate commercially launching the PX in late 2023.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2022, we incurred a net loss of $22.0 million and used $19.8 million of cash in our operations. As of March 31, 2022, we had an accumulated deficit of $173.9 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our planned commercialization and research and development activities.

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

From the date of our incorporation through March 31, 2022, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our loan agreement with Silicon Valley Bank (the “Loan Agreement”). As of March 31, 2022, we had cash, cash equivalents and short-term investments of $316.0 million.

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
•
implement operational, financial and management information systems; and
•
obtain, maintain, expand and protect our intellectual property portfolio.

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

COVID-19 Pandemic

We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, as well as on our industry and the healthcare system. The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations in the future. For instance, there were previously standing “stay-at-home” orders in California, and specifically in San Diego County, where our headquarters is located. We have continued to operate within the rules applicable to our business; however, while many of these mandates have begun to expire, an extended implementation of these governmental mandates or institution of other mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Pandemic precautions and preventative measures may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our new headquarters and manufacturing facilities may also be delayed by COVID-19 related restrictions. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements, or continues to maintain regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of: salaries, payroll taxes, employee benefits and stock-based compensation for personnel in our executive management, operations, sales, finance, human resources and administrative functions; directors and officers insurance costs; professional service fees, including for legal, accounting, patent, auditing and other services; allocated facilities and depreciation costs; and other costs to support our operations.

We plan to continue to increase our investment in our personnel as we grow. We also have incurred and expect to incur additional costs as a result of operating as a public company, including costs of legal, audit, accounting, regulatory and tax compliance services, directors and officers insurance costs, and investor and public relations costs. As a result, we expect our selling, general and administrative expenses will increase in future periods.

Other Income and Expenses

Interest and Other Income

Interest and other income primarily consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in corporate notes, U.S. treasury securities and asset-backed securities.

Interest Expense

Interest expense consists of interest related to our Loan Agreement with Silicon Valley Bank, including amortization of debt issuance cost.

Change in Fair Value of Convertible Promissory Notes

Prior to the IPO, we accounted for the convertible promissory notes (the “2021 Convertible Notes”) in accordance with the provisions of Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We adjusted the carrying value of the liability for the 2021 Convertible Notes to its estimated fair value at the end of each reporting period through conversion, with increases in fair value recorded as other income or expense in the statements of operations.

Change in Fair Value of Warrant Liability

Prior to the IPO, we accounted for the warrant for preferred stock (the “SVB Warrant,” see Note 8 to our condensed financial statements included in Item 1) in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, which requires that warrants for the purchase of shares in contingently redeemable instruments be accounted for as liabilities. We adjusted the carrying value of the SVB Warrant liability to its estimated fair value at the end of each reporting period through conversion, with increases or decreases in fair value recorded as other income or expense in the statements of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$10,645	$6,608	$4,037	61%
Selling, general and administrative	11,375	3,654	7,721	211%
Loss from operations	$(22,020)	$(10,262)	$(11,758)	115%
Interest and other income	156	131	25	19%
Interest expense	(142)	(188)	46	-24%
Change in fair value of convertible promissory notes	-	(11,400)	11,400	-100%
Change in fair value of warrant liability	-	(2,202)	2,202	-100%
Net loss	$(22,006)	$(23,921)	$1,915	-8%

Research and Development Expense

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development expense	$10,645	$6,608	$4,037	61%

Research and development expense increased by $4.0 million, or 61%, in the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $2.3 million in employee compensation costs, including $0.7 million of stock-based compensation, to support the development efforts of our G4 and our beta development for the PX. Other increases include $1.0 million related to products and supplies used for in-house research and $0.7 million related to the expansion of our facilities and information technology costs to support growth.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative expense	$11,375	$3,654	$7,721	211%

Selling, general and administrative expense increased by $7.7 million, or 211%, in the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to a $5.0 million increase in employee compensation costs, including $1.8 million of stock-based compensation, resulting from hiring additional personnel to support our growth and prepare for commercialization of the G4. Other increases include $2.0 million in professional and consulting fees related to insurance, legal, audit and other costs associated with becoming a public company, as well as $0.3 million related to the expansion of our facilities and information technology costs to support growth.

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income	$156	$131	25	19%
Interest expense	(142)	(188)	46	-24%
Change in fair value of convertible promissory notes	-	(11,400)	11,400	-100%
Change in fair value of warrant liability	-	(2,202)	2,202	-100%
Total	14	(13,659)	13,673	-100%

Other income (expense) decreased by $13.7 million, or nearly 100%, in the three months ended March 31, 2022 compared to the same period in 2021. This decrease is due to the change in the fair value of the 2021 Convertible Notes of $11.4 million and the change in the fair value of the SVB Warrant liability of $2.2 million during three months ended March, 2021. Each of these instruments converted in connection with the IPO in 2021 and were not outstanding during the three months ended March 31, 2022.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have not generated any revenues from product sales and have incurred significant operating losses and negative cash flows from operations. From incorporation through March 31, 2022, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. In particular, we expect to incur increasing costs in the near term in connection with the commercialization of the G4, which includes, among others, increasing our sales and marketing and other commercialization efforts to drive market adoption and scaling our manufacturing and customer support capabilities. During the three months ended March 31, 2022, we incurred a net loss of $22.0 million and used $19.8 million of cash in operations. As of March 31, 2022, we had an accumulated deficit of $173.9 million. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $316.0 million.

Our capital obligations include minimum lease payments of $3.9 million for the remainder of 2022, $6.9 million in 2023 and $227.4 million thereafter. Our capital obligations also include minimum payments under our Loan Agreement with Silicon Valley Bank of $0.3 million for the remainder of 2022, $0.5 million in 2023 and $11.7 million thereafter. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products, as such terms are defined in the License Agreement. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The Loan Agreement is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

Our future capital requirements will depend on many factors including executing on our commercialization plans, continuing to invest into our research and development projects and other factors described in the section titled “Risk Factors” elsewhere in this report. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our planned operations for at least 12 months from the issuance date of this report. We have based our estimate of capital requirements on assumptions that may prove to be incorrect, and, as we continue to face challenges and uncertainties, our available capital resources may be consumed more rapidly than currently expected due to a variety of factors, including those factors described in the section titled “Risk Factors” elsewhere in this report.

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

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,839)	$(9,185)
Investing activities	8,386	(90,461)
Financing activities	23	133,484
Net (decrease) increase in cash and cash equivalents and restricted cash	$(11,430)	$33,838

Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $19.8 million attributable to a net loss of $22.0 million and changes in working capital of $3.7 million, offset by non-cash charges of $5.9 million. Non-cash charges primarily consisted of $3.6 million of stock-based compensation expense and $1.2 million related to the amortization of premiums on the Company’s short-term investments.

During the three months ended March 31, 2021, cash used in operating activities was $9.2 million attributable to a net loss of $23.9 million and changes in working capital of $0.3 million, offset by non-cash charges of $15.1 million. Non-cash charges primarily consisted of an $11.4 million change in the fair value of the 2021 Convertible Notes, a $2.2 million change in the fair value of the SVB Warrant liability and $1.1 million of stock-based compensation expense.

Investing Activities

During the three months ended March 31, 2022, cash provided by investing activities was $8.4 million, which related to proceeds from sales and maturities of available-for-sale securities of $44.5 million, offset by purchases of available-for-sale securities of $35.2 million and $0.9 million in payments for purchases of property and equipment.

During the three months ended March 31, 2021, cash used in investing activities was $90.5 million, which related to purchases of available-for-sale securities of $101.6 million and $0.5 million in payments for purchases of property and equipment, offset by proceeds from sales and maturities of available-for-sale securities of $11.6 million.

Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was less than $0.1 million, which was primarily related to cash proceeds from issuance of common stock for exercises of stock options under our employee equity incentive plans.

During the three months ended March 31, 2021, cash provided by financing activities was $133.5 million, which was related to proceeds from our issuance of convertible notes of $130.5 million and issuance of common stock of $3.0 million.

Indebtedness

In November 2019, we entered into a loan and security agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank agreed to lend us up to $15.0 million in a series of term loans (the “2019 SVB Loan”). We borrowed an aggregate of $10.0 million under the 2019 SVB Loan. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (a) 0.65% above the prime rate or (b) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date.

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

Except as set forth below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Leases

We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), effective January 1, 2022. ASC 842 requires us to recognize on the balance sheet lease liabilities and corresponding right-of-use (“ROU”) lease assets for our operating leases where we are the lessee.

We determine if an arrangement is or contains a lease at contract inception. Lease liabilities represent our obligation to make payments under our operating leases. ROU lease assets represent our right to use assets under our operating leases. We determine the value of lease liabilities and ROU lease assets on a lease-by-lease basis. A lease liability is recognized at the commencement date of an operating lease based on the present value of the future lease payments over the expected lease term. A corresponding ROU lease asset is recognized at the commencement date of an operating lease based on the value of the lease liability, adjusted for any lease incentives received, any initial direct costs incurred and any lease payments made at or before the lease commencement date.

We calculate the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, we use our incremental borrowing rate based on information available at the date of lease commencement. The incremental borrowing rate is the estimated rate of interest that we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over the expected lease term. Determining the incremental borrowing rate requires using assumptions that require management's judgment. The assumptions used in estimating the incremental borrowing rate include our recent borrowing activity and industry data for loans with similar terms. Changes to any of these assumptions would impact our estimate of our incremental borrowing rate and thus could significantly impact the value recorded for our lease liabilities and ROU lease assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended March 31, 2022 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We are a pre-revenue life science technology company and have incurred significant losses since we were formed in 2016. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, continue to develop our products and implement our business plans and strategies. Our net loss for the three months ended March 31, 2022 was $22.0 million and for the three months ended March 31, 2021 was $23.9 million. As of March 31, 2022, we had an accumulated deficit of $173.9 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional funds toward ongoing research and development and toward the timely commercialization of our products. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, finalize the development of the PX, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have not generated any product revenue, and we may never generate revenue sufficient to offset our expenses, or at all. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We are a pre-revenue life science technology company and have limited experience commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We commercially launched our first product, the G4, in December of 2021, and have not generated any revenue to date. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing our technologies and products, including the G4. We completed our beta pilot program, have concluded our early access program and have commercially launched the G4. The performance of our products in our beta pilot program and early access program may not be indicative of the performance our customers experience following commercial launch. We expect to make modifications to improve the reliability, quality and/or functionality of the G4 in response to customer feedback, and we expect the G4 to improve in time as further units are sold; however, there can be no assurance that this will occur. There can be no assurance that we will be able to timely achieve market acceptance for the G4 in the future. We have limited experience manufacturing the G4 for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

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

We expect to be highly dependent upon revenue generated from the sale of the G4, and any delay or failure by us to finalize the development and to successfully commercialize the G4 could have a substantial adverse effect on our business and results of operations.

We have completed our beta pilot program for the G4, have concluded our early access program, and have commercially launched the G4. We expect shipments to begin in the second quarter of 2022. Our second planned product, the PX, is under development. We anticipate initiating a technology access program in the second half of 2022 and commercially launching the PX in late 2023. As a result, we expect to generate substantially all of our revenue in the near term from the sale of the G4. There can be no assurance of the following: that the G4 will meet the expectations of our customers, including those relating to cost, reliability, performance and features, or otherwise gain market acceptance; that we can manufacture the G4 in commercial quantities; that we will be able to successfully commercialize the G4; or that we will be able to service and maintain the G4 products that we have sold. Further, there is no assurance that we will be able to successfully complete the development of, or commercialize, our planned PX or any other future products or product enhancements we elect to pursue. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurances we will be successful in doing so or doing so on our intended timelines. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause the G4 or our planned PX to not be commercially attractive to our customers.

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
•
the effect of inflation on budgets of our potential customers;
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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of March 31, 2022, we had an accumulated deficit of $173.9 million. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue the development of our products, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. We have not generated any product revenue, and we may never generate revenue sufficient to offset our expenses, or at all. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

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

For instance, there were previously standing “stay-at-home” orders in California, and specifically in San Diego County, where our headquarters is located. We have continued to operate within the rules applicable to our business; however, while most of these mandates have begun to expire, an extended implementation of these governmental mandates or institution of other mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Pandemic precautions and preventative measures may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our new headquarters and manufacturing facilities may also be delayed by COVID-19 related restrictions. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or re-imposes regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

In the near term, we expect that a substantial amount of our revenue will be derived from sales of the G4 to academic and research institutions. Our ability to drive the adoption of our products will depend on our ability to visit customer sites to install and train customers on the G4, and the ability of our customers to access laboratories and conduct research in light of the COVID-19 pandemic. While we don’t believe our customers have experienced substantial issues in accessing laboratories to conduct research, we cannot be certain they won’t experience difficulties in the future. Additionally, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, will become increasingly important to the adoption of the G4. All of these activities have been impacted by the COVID-19 pandemic in multiple ways, such as:

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

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change, despite expiration of most of the mandates and a waning effect of the pandemic. Any future impacts could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties we rely on, and could worsen over time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While we do not yet know the full extent of the potential future impacts on our business, any of these occurrences could significantly harm our business, results of operations and financial condition.

Further, the COVID-19 pandemic and its related affects has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

Risks Related to the Development and Commercialization of Our Products

Our efforts to commercialize the G4 and to finalize the development and commercially launch our planned PX may not be successful.

With respect to the G4, we completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. We expect shipments to begin in the second quarter of 2022. With respect to our planned PX, we are currently in an advanced prototype development stage for the initial products. We anticipate initiating a technology access program in the second half of 2022 and commercially launching the PX in late 2023. Our commercialization and product development plans may not progress as planned or meet our expected timelines or may not be successful due to:

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

We cannot assure you that we will be successful in addressing each of the risks and uncertainties that might affect the development and market acceptance of any products we commercialize. Initial negative perception of the G4 by customers could irreparably damage our reputation and ability to successfully commercialize the G4 or our planned PX or future products. In addition, as we continue to commercialize the G4 we will also need to continue to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and our internal quality assurance programs. We cannot assure you that any increases in scale, required manufacturing improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. To the extent any of our commercial plans and related activities are delayed, unsuccessful or more expensive than we currently anticipate, our financial results may be adversely impacted and we may never generate sufficient revenue to achieve and maintain profitability.

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

We completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. We expect shipments to begin in the second quarter of 2022. We are working to expand the capabilities of the G4 by providing novel kits for targeted applications. Any delay or failure by us to successfully develop and release these enhancements could have a substantial adverse effect on our business and results of operations.

Our planned PX is in the development phase, and is subject to all the risks and uncertainties associated with product development of highly complex and novel life sciences instruments. We have not met a number of technical and performance metrics that we believe will be necessary to achieve prior to commercialization. If we do not achieve the required technical specifications and performance metrics for our planned PX or if development work is not performed according to our planned schedule, then we may not be successful in finalizing our planned PX and its commercial launch may be adversely affected, delayed or not occur at all. Additionally, our planned PX could be subject to redesign or further improvements, and result in delays in finalizing development and commencing commercialization, after feedback from beta collaborators and KOLs. Any delay or failure by us to successfully develop, release, commercialize and maintain the PX could have a substantial adverse effect on our business and results of operations.

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

As of March 31, 2022, there was $10.5 million of principal owed under our 2021 SVB Loan. In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our 2021 SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the 2021 SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the 2021 SVB Loan, Silicon Valley Bank could proceed against such assets. Any declaration by Silicon Valley Bank of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

We must successfully increase our manufacturing output to meet our long-term commercialization plans. We currently manufacture the G4 in our facilities in San Diego, California. We have leased and are currently building out a new manufacturing facility at a new location in La Jolla, California to support our growth and commercialization plans. In order to manufacture sufficient G4 instruments and consumables to meet our commercialization plans, we will need to hire and train a sufficient number of manufacturing, engineering and quality personnel. Manufacturing the G4 requires complex processes, and depends on the skill and experience of our manufacturing personnel. The manufacturing process for the G4 also includes sourcing components from various third-party suppliers and then assembling and testing the final product offerings. We must manufacture the G4 in compliance with our demanding specifications and at an acceptable cost in order to achieve and maintain profitability. We have a limited history of manufacturing and assembling the G4, and, as a result, we may have difficulty manufacturing and assembling sufficient quantities of such products in a timely and cost-effective manner. To manage our manufacturing operations and the supply of components from our third-party suppliers, we will need to forecast anticipated demand to predict our inventory needs from six months to a year in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to allow us to accurately and effectively predict our manufacturing capacity requirements or our need for components from our third-party suppliers, including appropriately anticipating fluctuations in the availability and pricing of required components. We may experience delays in obtaining components required for the G4, including due to recent supply chain challenges being experienced in the economy generally, or not have sufficient manufacturing capabilities and personnel for such products, which could impede our ability to manufacture and assemble these products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in production of the G4, including problems with quality control and assurance, component supply shortages or surpluses, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers to the extent we have generated sales. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which could have an adverse effect on our results of operation and financial condition.

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

We manufacture the G4 at our existing facilities in San Diego, California. We procure certain components of the G4 from third-party suppliers, which include both commonly available raw materials and custom components. Many of these manufacturing processes are complex. If we are not able to repeatedly produce the G4 at commercial scale and source required components from third-party suppliers, our business will be adversely impacted.

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

From December 31, 2021 to March 31, 2022, the number of our full-time employees increased from 221 to 238. Since that time, we have continued to increase our employee headcount and expand our operations and expect to continue to do so as we commercialize the G4 and develop the PX. Our recent growth has placed significant strains on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of our planned PX will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4, and continuing to develop our planned PX, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in a virtual environment during the COVID-19 pandemic and related governmental work from home mandates. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

We do not maintain fixed term employment contracts with any of our employees, including the members of our senior management team. As a result, our executives and other key employees could leave our company with little or no prior notice and would be free to work for a competitor. The failure to properly manage succession plans, develop leadership talent or replace the loss of services of senior management or other key employees and qualified personnel, could significantly delay or prevent the achievement of our objectives.

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

If our security measures, or those of our vendors and partners, are compromised due to any cybersecurity attacks or data security breaches, our business and reputation may be harmed, we could become subject to litigation and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality in an acceptable timeframe. In addition, our information technology systems, and those of our vendors and partners, are potentially vulnerable to data security breaches and supply chain attacks, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Further, due to the political uncertainty involving Russia and Ukraine resulting from Russia’s invasion of Ukraine, there is also an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Any such data security breaches or cyber-attacks could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

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
•
the effect of inflation on our business;
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

As of March 31, 2022, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially own approximately 58% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40443	3.1	June 1, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40443	3.2	June 1, 2021
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Company.	8-K	001-40443	3.1	January 26, 2022
10.1	Lease Agreement dated, as of January 19, 2022 by and between Singular Genomics Systems, Inc. and ARE-10933 North Torrey Pines, LLC.					X
10.2	Exchange Agreement, dated as of January 26, 2022, by and among the Company, Deerfield Private Design Fund IV, L.P. and Deerfield Partners, L.P	8-K	001-40443	10.1	January 26, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULAR GENOMICS SYSTEMS, INC.

Date: May 10, 2022	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ Dalen Meeter
Dalen Meeter
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)