Form 10-Q
period 2022-06-30
Singular Genomics Systems, Inc.
filed 2022-08-09
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 71,193,292 shares of common stock, $0.0001 par value, outstanding as of July 29, 2022.

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
•
our ability to timely and successfully complete the development and implement our commercialization plan for the G4 and planned PX;
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
•
We are a pre-revenue life science technology company and have very limited history in developing and commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.
•
The life sciences technology market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
•
If we are sued for infringing, misappropriating or otherwise violating intellectual property rights of third parties, such litigation could be costly and time-consuming and could prevent or delay us from developing or commercializing our products.
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
•
We expect to be highly dependent upon revenue generated from the sale of the G4, and any delay or failure by us to successfully develop and commercialize the G4 could have a substantial adverse effect on our business and results of operations.
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
•
We may require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development programs or operations.

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Singular Genomics Systems, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,115	$201,049
Short-term investments	134,376	138,174
Inventory	12,216	3,011
Prepaid expenses and other current assets	6,243	5,526
Total current assets	305,950	347,760
Right-of-use lease assets	48,245	-
Property and equipment, net	9,303	6,072
Restricted cash	1,734	687
Other noncurrent assets	1,177	1,129
Total assets	$366,409	$355,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,017	$2,348
Accrued expenses	4,056	4,278
Lease liabilities, current	5,239	-
Other current liabilities	-	118
Total current liabilities	13,312	6,744
Lease liabilities, noncurrent	44,398	-
Long-term debt, net of issuance costs	9,983	9,904
Other noncurrent liabilities	1,155	2,827
Total liabilities	68,848	19,475
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A Common Stock Equivalent Convertible Preferred Stock, $0.0001 par value; 7,000 shares authorized, 2,500 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 71,065,869 and 72,438,742 shares outstanding at June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	496,451	488,200
Accumulated other comprehensive loss	(1,013)	(138)
Accumulated deficit	(197,884)	(151,896)
Total stockholders’ equity	297,561	336,173
Total liabilities and stockholders’ equity	$366,409	$355,648

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,061	$7,682	$22,707	$14,289
Selling, general and administrative	12,182	6,201	23,556	9,855
Total operating expenses	24,243	13,883	46,263	24,144

Loss from operations	(24,243)	(13,883)	(46,263)	(24,144)

Other income (expense):
Interest and other income	428	413	584	543
Interest expense	(167)	(232)	(309)	(420)
Change in fair value of convertible promissory notes	-	(23,799)	-	(35,199)
Change in fair value of warrant liability	-	22	-	(2,180)
Net loss	$(23,982)	$(37,479)	$(45,988)	$(61,400)

Net loss per share:
Basic and diluted net loss per share	$(0.34)	$(1.18)	$(0.65)	$(2.83)
Weighted-average shares used to compute basic and diluted net loss per share	70,779,326	31,628,921	70,893,059	21,696,142

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(23,982)	$(37,479)	$(45,988)	$(61,400)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(246)	49	(875)	-
Comprehensive loss	$(24,228)	$(37,430)	$(46,863)	$(61,400)

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173
Exchange of common stock for Series A Common Stock Equivalent	2,500	-	(2,500,000)	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	505,322	-	344	-	-	344
Issuance of common stock in connection with exercise of stock options	-	-	65,399	-	34	-	-	34
Stock-based compensation	-	-	-	-	3,566	-	-	3,566
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(629)	-	(629)
Net loss	-	-					(22,006)	(22,006)
Balance at March 31, 2022	2,500	$-	70,509,463	$7	$492,144	$(767)	$(173,902)	$317,482
Vesting of common stock issued for early exercise of stock options	-	-	219,743	-	151	-	-	151
Issuance of common stock in connection with exercise of stock options	-	-	162,644	-	62	-	-	62
Issuance of common stock in connection with Employee Stock Purchase Program	-	-	174,019	-	489	-	-	489
Stock-based compensation	-	-	-	-	3,605	-	-	3,605
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(246)	-	(246)
Net loss	-	-	-	-	-	-	(23,982)	(23,982)
Balance at June 30, 2022	2,500	$-	71,065,869	$7	$496,451	$(1,013)	$(197,884)	$297,561

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Condensed Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive		Accumulated		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)		Deficit		(Deficit) / Equity
Balance at December 31, 2020	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	10,816,937	$1	$1,552	$17		$(53,125)		$(51,555)
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	151,343	-	92	-		-		92
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	1,855,904	-	995	-		-		995
Stock-based compensation	-	-	-	-	-	-	-	-	1,096	-		-		1,096
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	-	-	-	-	(49)		-		(49)
Net loss	-	-	-	-	-	-						(23,921)		(23,921)
Balance at March 31, 2021	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	12,824,184	$1	$3,735	$(32)		$(77,046)		$(73,342)
Conversion of preferred stock into common stock	(6,520,790)	(4,486)	(12,932,429)	(19,908)	(19,373,169)	(44,790)	38,826,388	4	69,180	-	-	-	-	69,184
Conversion of the convertible promissory notes into common stock	-	-	-	-	-	-	7,531,777	1	165,698	-	-	-	-	165,699
Issuance of common stock upon initial public offering, net of issuance costs	-	-	-	-	-	-	11,730,000	1	237,198	-	-	-	-	237,199
Cashless exercise of common stock warrant	-	-	-	-	-	-	117,088	-	2,631					2,631
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	378,146	-	230	-		-		230
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	118,744	-	66	-		-		66
Stock-based compensation	-	-	-	-	-	-	-	-	2,341	-		-		2,341
Unrealized gain on available- for-sale marketable securities	-	-	-	-	-	-	-	-	-	49		-		49
Net loss	-	-	-	-	-	-	-	-	-	-		(37,479)		(37,479)
Balance at June 30, 2021	-	$-	-	$-	-	$-	71,526,327	$7	$481,079	$17		$(114,525)		$366,578

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating activities
Net loss	$(45,988)	$(61,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,071	466
Stock-based compensation	7,171	3,437
Change in fair value of convertible promissory notes	-	35,199
Change in fair value of warrant liability	-	2,180
Amortization of premium on short-term investments	1,565	540
Amortization of right-of-use lease assets	1,573	-
Accretion of debt issuance costs	79	160
Changes in operating assets and liabilities:
Inventory	(9,309)	-
Prepaid expenses and other current assets	(1,049)	(5,903)
Other noncurrent assets	(921)	(909)
Accounts payable	1,307	766
Accrued expenses	(222)	217
Other current liabilities	-	(122)
Lease liabilities	(668)	-
Other noncurrent liabilities	-	343
Net cash used in operating activities	(45,391)	(25,026)

Investing activities
Purchases of short-term investments	(65,139)	(122,655)
Sales of short-term investments	15,311	17,045
Maturities of short-term investments	51,285	5,256
Purchases of property and equipment	(3,077)	(1,473)
Net cash used in investing activities	(1,620)	(101,827)

Financing activities
Proceeds from initial public offering, net of issuance costs	-	238,644
Proceeds from issuance of common stock under equity incentive plans, net of repurchases	(365)	3,494
Proceeds from issuance of common stock under employee stock purchase plan	489	-
Proceeds from issuance of convertible promissory notes	-	130,500
Net cash provided by financing activities	124	372,638

Net (decrease) increase in cash and cash equivalents and restricted cash	(46,887)	245,785
Cash and cash equivalents and restricted cash, beginning of year	201,736	12,170
Cash and cash equivalents and restricted cash, end of period	$154,849	$257,955

Supplemental disclosure for cash activities
Interest paid	$222	$260
Supplemental disclosure for non-cash activities
Initial lease liability recognized upon adoption of ASC 842	$7,074	$-
Initial lease liability recognized upon lease commencements during the period	$43,231	$-
Vesting of restricted stock	$495	$322
Deferred offering costs in accrued expenses	$-	$1,445
Conversion of preferred stock to common stock	$-	$69,184
Conversion of convertible promissory notes to common stock	$-	$165,699
Inventory transferred to property and equipment	$104	$-
Noncurrent deposit transferred to property and equipment	$759	$-
Purchase of property and equipment included in accounts payable	$362	$60

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Description of Business

Singular Genomics Systems, Inc. (the “Company”) is a life science technology company that develops next-generation sequencing and multiomics technologies. The commercially available G4 Sequencing Platform is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In development, the PX system leverages the Company’s proprietary sequencing technology, applying it as an in-situ readout to look at RNA and proteins in single cells and tissue. With these products, the Company’s mission is to empower researchers and clinicians to advance science and medicine.

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of June 30, 2022 and December 31, 2021, had an accumulated deficit of $197.9 million and $151.9 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through June 30, 2022, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $287.5 million. The Company believes that its cash, cash equivalents and short-term investments as of June 30, 2022 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited condensed financial statements.

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

Summary of Significant Accounting Policies

During the six months ended June 30, 2022, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$153,115	$201,049
Restricted cash	1,734	687
Total	$154,849	$201,736

Short-term Investments

Short-term investments primarily consisted of corporate debt securities, asset-backed securities and treasury securities. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$6,497	$(1)	$6,496
Asset-backed securities	12,552	(35)	12,517
Corporate debt securities	116,340	(977)	115,363
Total	$135,389	$(1,013)	$134,376

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$21,172	$(25)	$21,147
Corporate debt securities	117,140	(113)	117,027
Total	$138,312	$(138)	$138,174

The following table summarizes the estimated fair value of contractual maturities of available-for-sale securities held at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Due within one year	$112,416	$94,085
After one but within five years	21,960	44,089
Total	$134,376	$138,174

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

Revenue Recognition

The Company expects to recognize revenue from sales of the G4, related consumable flow cell kits and services. Although the Company commenced shipping the G4 in the second quarter of 2022, the Company will not recognize revenue from shipped instruments until the applicable acceptance criteria have been met.

The process of revenue recognition involves five steps: (1) identifying the contract with a customer; (2) determining the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations based on standalone selling prices; and (5) recognizing revenue when or as the performance obligations are satisfied.

Identifying the Contract—Contracts are agreements with the Company’s customers that create enforceable rights and obligations. In some cases, the Company may account for multiple contracts as one contract.

Determining Performance Obligations—Performance obligations are promises to transfer goods or services to a customer that are distinct. A performance obligation is considered distinct from other obligations in a contract when it is separately identified in the contract and provides a benefit to the customer either on its own or together with other resources that are readily available to the customer. The Company’s distinct performance obligations primarily consist of the delivery and installation of the G4, delivery of consumables and providing related support services.

Determining the Transaction Price—The transaction price is the amount of consideration the Company expects to be entitled from the customer in exchange for the promised goods or services and is generally fixed and stated in the contract with the customer.

Allocating the Transaction Price to Each Performance Obligation—The Company allocates the transaction price to each performance obligation based on the Company’s estimate of each performance obligation’s standalone selling price. Until the Company has sufficient volume of historical sales data for each performance obligation, the Company determines the standalone selling price using observable prices when available and the adjusted market approach, which is primarily based on prices set by management, adjusted for applicable discounts.

Recognizing Revenue—The allocated transaction price for each performance obligation is recognized as revenue as the Company satisfies each performance obligation. In instances where right of payment or transfer of title is contingent on the customer’s acceptance of the product, revenue is not recognized until the acceptance criteria have been met.

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

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$32,354	$-	$-	$32,354
Money market funds	120,761	-	-	120,761
U.S. treasury securities	6,496			6,496
Asset-backed securities	-	12,517	-	12,517
Corporate debt securities	-	115,363	-	115,363
Total	$159,611	$127,880	$-	$287,491

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$26,037	$-	$-	$26,037
Money market funds	175,012	-	-	175,012
Asset-backed securities	-	21,147	-	21,147
Corporate debt securities	-	117,027	-	117,027
Total	$201,049	$138,174	$-	$339,223

4. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31
	2022	2021
Raw materials	$8,700	$2,565
Work in process	3,275	446
Finished goods	241	-
Total inventory	$12,216	$3,011

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31
	2022	2021
Prepaid expenses	$4,804	$3,715
Interest receivable	953	1,050
Current deposits	486	761
Total prepaid expenses and other current assets	$6,243	$5,526

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		June 30,	December 31,
	Useful Life	2022	2021
Equipment	5 years	$6,090	$4,433
Computers and software	3 years	2,619	2,136
Leasehold improvements	14 years or less	2,033	1,041
Furniture and fixtures	5 years or less	1,819	75
Construction in progress	N/A	-	574
Total property and equipment, gross		12,561	8,259
Less: accumulated depreciation		(3,258)	(2,187)
Total property and equipment, net		$9,303	$6,072

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued compensation and other employee benefits	$2,894	$3,516
Accrued professional services	284	200
Accrued research and development expenses	93	41
Accrued other expenses	785	521
Total accrued expenses	$4,056	$4,278

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement” or “2021 SVB Loan”, together with the 2019 SVB Loan, the “SVB Loans”) with SVB. The Amended Agreement provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million; and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of June 30, 2022, the SVB Loan bears interest at an annual rate of 5.50%. The 2021 SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet. As of June 30, 2022, the SVB Loan is recorded as noncurrent.

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

As of June 30, 2022 and December 31, 2021, the debt issuance costs related to the SVB Loans were $0.5 million and $0.6 million, respectively. Debt issuance costs include the initial fair value of the SVB Warrant. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loans and unamortized discount balances as of June 30, 2022 and December 31, 2021 are shown below (in thousands):

	June 30,	December 31,
	2022	2021
Long-term debt	$10,500	$10,500
Less: issuance costs	(517)	(596)
Total long-term debt, net of issuance costs	$9,983	$9,904

Future minimum payments of outstanding principal and interest under the 2021 SVB Loan are as follows:

As of June 30, 2022
2022 (six months remaining)	$245
2023	586
2024	2,325
2025	5,604
2026 and thereafter	4,038
Total future minimum payments	12,798
Less: interest, Final Payment fee	(2,297)
Long-term debt	10,500
Less: issuance costs	(517)
Long-term debt, net of issuance costs	$9,983

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

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Amended Agreement and there had been no events of default.

SVB Warrant

In November 2019, simultaneously with the first draw-down under its 2019 SVB Loan, SVB entered into a warrant agreement with the Company to purchase 32,289 shares of Series B convertible preferred stock of the Company at an exercise price of $2.3228 per share (as amended, the “SVB Warrant”). In March 2020, in connection with the Company’s second draw-down under the 2019 SVB Loan, the SVB Warrant was amended to increase the number of shares of Series B convertible preferred stock of the Company by 96,867, to a total of 129,156 shares. In connection with the completion of the Company’s IPO, in accordance with the original terms the warrant instrument, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock. In June 2021, after the IPO, SVB net exercised the SVB Warrant into 117,088 shares of common stock of the Company, and the SVB Warrant is no longer outstanding as of June 30, 2022.

The fair value of the SVB Warrant liability was remeasured at each financial reporting period with any changes in fair value recognized as other income (expense) in the statements of operations. The fair value for the warrant liability for the SVB Warrant was based on the Black-Scholes option pricing valuation model using significant inputs not observable in the market and was thus classified within Level 3 of the fair value hierarchy. The change in fair value of the warrant for the six months ended June 30, 2022 and 2021 was $0 and $2.2 million, respectively, and recorded as “Change in fair value of warrant liability” in the statements of operations. When, in connection with the IPO, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock, the warrant liability was reclassified from current liabilities to equity as the warrant met the definition of an equity instrument. Additionally, at that time, the Company recorded the final valuation of the warrant liability for the SVB Warrant. The assumptions used in determining the fair value of the SVB Warrant liability are described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company's achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. During the six months ended June 30, 2022, the Company paid $0.1 million to Columbia pursuant to the terms of the License Agreement.

Operating Leases

Overview of Operating Leases

In November 2017, the Company entered into a non-cancelable operating lease in La Jolla, California for its prior headquarters, which expired in May 2022 upon commencement of the New HQ Lease (defined below). The lease included certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this lease in February 2018.

In November 2019, the Company entered into a lease agreement for office space in San Diego, California (the “3033 Lease”). The Company gained access to the leased space and began recognizing rent expense under this lease in May 2020. The Company has since amended the 3033 Lease to extend the lease and expand the existing premises for certain rent escalations. The term of the 3033 Lease will end 30 days following the Commencement Date of the OAS Lease (defined below).

In December 2019, the Company entered into a 5-year lease agreement for additional office space in San Diego, California (the “SV Lease”). The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this lease in January 2020.

In June 2020, the Company entered into a lease agreement with ARE-SD Region No. 27, LLC (the “Landlord”) for new office and laboratory space in San Diego, California (“New HQ Lease”). The New HQ Lease term ends at the same time the OAS Lease term ends (defined below). The Landlord shall make available to the Company for use within 12 months after the commencement date a tenant improvement allowance (“TI Allowance”), which the Company will repay to the Landlord as additional rent over the base term and shall accrue interest at a rate of 8% per annum. Upon commencement, the contractual base rent will be charged, subject to partial rent abatement, annual base rent adjustments, the Company’s share of operating expenses and additional rent for the TI Allowance actually disbursed by the Landlord. The Company gained access to the New HQ Lease space and began recognizing rent expense under this lease in April 2022.

In April 2021, the Company entered into a 62-month lease agreement for additional office and manufacturing space in San Diego, California (the “MR Lease”). The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space in June 2021 and began recognizing rent expense under this lease at that time.

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

Accounting for Operating Leases

On January 1, 2022, the Company adopted ASC 842 (see Note 2). As of January 1, 2022, the remaining weighted-average lease term was 2.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 3.6%. Cash payments included in the measurement of lease liabilities totaled $7.5 million. As of June 30, 2022, the remaining weighted-average lease term was 12.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 9.0%. Cash payments included in the measurement of lease liabilities totaled $89.7 million.

During the six months ended June 30, 2022, the Company incurred $3.4 million of lease costs, of which $0.1 million is related to the Company’s short-term leases and $0.9 million is related to variable lease payments, which are primarily comprised of common area maintenance and $2.4 million related to straight-line operating lease cost. The Company recorded straight-line operating lease costs of $0.8 million for the six months ended June 30, 2021.

As of June 30, 2022, future minimum payments under the Company’s non-cancelable operating leases that have commenced are as follows (in thousands):

2022 (six months remaining)	$2,699
2023	6,693
2024	7,909
2025	5,572
2026 and thereafter	66,815
Future non-cancelable minimum lease payments	89,688
Less: discount	(40,051)
Total lease liabilities	49,637
Less: current portion	5,239
Lease liabilities, noncurrent	$44,398

The total undiscounted future minimum lease payments associated with the OAS Lease are approximately $179.0 million and are not included in the table above. The Company did not recognize lease liabilities or corresponding ROU lease assets for the OAS Lease as its lease term had not yet commenced as of June 30, 2022.

Future minimum payments under all of the Company’s non-cancelable operating leases, including those that have not yet commenced, are as follows:

2022 (six months remaining)	$2,699
2023	6,693
2024	7,909
2025	10,914
2026 and thereafter	240,324
Total	$268,539

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2022 or December 31, 2021.

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

The following table summarizes stock option activity under the stock incentive plans since December 31, 2021:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)

Outstanding at December 31, 2021	5,322,314	$6.75
Exercisable at December 31, 2021	3,296,183	3.03
Granted	4,754,555	6.94
Exercised	(228,043)	0.45
Canceled or forfeited	(514,455)	20.42
Outstanding at June 30, 2022	9,334,371	6.80	8.84
Exercisable at June 30, 2022	3,599,146	4.12	7.76

The 2016 Plan allows for the early exercise of awards to plan participants subject to the right of repurchase by the Company at the lower of the original exercise price or fair market value for unvested awards. At June 30, 2022 and December 31, 2021, the Company has a liability for the cash received from the early exercise of stock options in the amount of $0.7 million and $1.7 million, respectively. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

As of June 30, 2022 and December 31, 2021, there were 845,429 and 2,198,933, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

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

During the six months ended June 30, 2022, 174,019 shares of common stock were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,012	$581	$1,921	$806
Selling, general and administrative	2,593	1,760	5,250	2,631
Total stock-based compensation expense	$3,605	$2,341	$7,171	$3,437

As of June 30, 2022, total unrecognized stock-based compensation expense was $33.0 million and is expected to be recognized over the weighted-average period of approximately 2.8 years.

The following table shows the weighted-average assumptions used to compute the fair value of the awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Six Months Ended June 30,
Assumption	2022	2021
Expected volatility	57.27%	78.68%
Expected term (years)	5.3−6.1	5.5−6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.86%	0.90%
Forfeiture rate	0.00%	0.00%

Common stock reserved for future issuance consisted of the following as of June 30, 2022:

Stock options issued and outstanding under all Plans	9,334,371
Authorized for future grants under the 2021 Plan	7,261,233
Authorized for future grants under the ESPP	1,220,972
Total as of June 30, 2022	17,816,576

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Employee stock options issued and outstanding	9,334,371	4,679,038
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	-
Common stock subject to the Company’s right of repurchase	845,429	2,958,410
Total	12,679,800	7,637,448

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

Overview

We are a life science technology company that develops next-generation sequencing and multiomics technologies. The commercially available G4 Sequencing Platform is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In development, the PX system leverages our proprietary sequencing technology, applying it as an in-situ readout to look at RNA and proteins in single cells and tissue. With these products, our mission is to empower researchers and clinicians to advance science and medicine.

We developed a unique and proprietary NGS technology, which we refer to as our Sequencing Engine. This Sequencing Engine is the foundational platform technology of our products and core product tenets: power, speed, flexibility and accuracy. The core of our Sequencing Engine is comprised of unique and proprietary chemistry, including novel chemical compounds, polymers and enzymes. This chemistry is designed to produce high sequencing accuracy and rapid cycle times that we believe can drive improvements in NGS. To take full advantage of the proprietary chemistry, we have developed and continue to develop purpose-built instrumentation consisting of high-speed, high-resolution imaging and innovative fluidic design. We believe that our Sequencing Engine, together with our proprietary innovations in molecular biology techniques, will enable differentiated applications in fast-growing markets, supported by our intellectual property portfolio.

The G4 is a benchtop next-generation sequencer designed to produce fast and accurate sequencing results. The G4 is designed to target the NGS market in particular applications that require power, speed, flexibility and accuracy. We believe the G4 will expand and accelerate the use of DNA sequencing across a wide range of applications, such as identifying cancer-associated genetic mutations, deep sequencing to detect minimum residual disease in circulating cell-free DNA, profiling the immune system, analyzing single-cell RNA transcription and rapidly sequencing exomes and whole genomes. We are executing a three-step commercialization plan for the G4 consisting of the following: (i) collaborating with select partners to conduct beta pilot tests, which we completed in 2021; (ii) collaborating with potential customers in our early access program, which we concluded in the second quarter of 2022; and (iii) offering the G4 broadly to the market. We commercially launched the G4 in December of 2021. Although we commenced shipping the G4 in the second quarter of 2022, we have experienced delays in the scale-up of our manufacturing process for initial G4 units and are focusing efforts to improve this process as we continue to commercialize the G4.

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

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2022, we incurred a net loss of $46.0 million and used $45.4 million of cash in our operations. As of June 30, 2022, we had an accumulated deficit of $197.9 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities.

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

From the date of our incorporation through June 30, 2022, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our loan agreement with Silicon Valley Bank (the “Loan Agreement”). As of June 30, 2022, we had cash, cash equivalents and short-term investments of $287.5 million.

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

COVID-19 Pandemic

We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, as well as on our industry and the healthcare system. The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations in the future. For instance, there were previously standing “stay-at-home” orders in California, and specifically in San Diego County, where our headquarters is located. We have continued to operate within the rules applicable to our business; however, while many of these mandates have expired, an extended implementation of these governmental mandates or institution of other mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Pandemic precautions and preventative measures may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our planned future headquarters and manufacturing facilities may also be delayed by COVID-19 related restrictions. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements, or continues to maintain regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

Components of Our Results of Operations

Revenue

We commenced shipping the G4 in the second quarter of 2022 and will recognize revenue from shipped instruments once the applicable acceptance criteria have been met.

Operating Expenses

Research and Development

Research and development expenses consist primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel engaged in research and development activities; fees paid to consultants; license fees paid to third parties for use of their intellectual property; laboratory supplies and development compound materials; and allocated facilities and depreciation costs. All research and development costs are charged to expense as incurred.

We plan to continue to increase our investment in our research and development efforts related to our product development pipeline and our proprietary technology, including related to enhancements to the G4 and development of the planned PX. Therefore, we expect our research and development expenses will increase as we incur expenses associated with hiring additional personnel, purchasing supplies and materials and the allocation of facility expense associated with the ongoing build-out of our expansion facilities to support our research and development efforts.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel in our executive management, operations, sales, finance, human resources and administrative functions; directors and officers insurance costs; professional service fees, including for legal, accounting, patent, auditing and other services; allocated facilities and depreciation costs; and other costs to support our operations.

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

Other Income (Expense)

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$12,061	$7,682	$4,379	57%
Selling, general and administrative	12,182	6,201	5,981	96%
Loss from operations	$(24,243)	$(13,883)	$(10,360)	75%
Interest and other income	428	413	15	4%
Interest expense	(167)	(232)	65	-28%
Change in fair value of convertible promissory notes	-	(23,799)	23,799	-100%
Change in fair value of warrant liability	-	22	(22)	100%
Net loss	$(23,982)	$(37,479)	$13,497	-36%

Research and Development Expense

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development expense	$12,061	$7,682	$4,379	57%

Research and development expense increased by $4.4 million, or 57%, in the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $2.2 million in employee compensation costs, including $0.5 million of stock-based compensation, to support the development efforts of our G4 and our beta development for the PX. Other increases include $0.8 million related to products and supplies used for in-house research and $1.4 million related to the expansion of our facilities and information technology costs to support growth.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative expense	$12,182	$6,201	$5,981	96%

Selling, general and administrative expense increased by $6.0 million, or 96%, in the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $3.0 million increase in employee compensation costs, including $0.8 million of stock-based compensation, resulting from hiring additional personnel to support our growth and prepare for commercialization of the G4. Other increases include $1.7 million in professional and consulting fees related to insurance, legal, audit and other costs associated with becoming a public company, as well as $0.8 million related to the expansion of our facilities and information technology costs to support growth.

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income	$428	$413	15	4%
Interest expense	(167)	(232)	65	-28%
Change in fair value of convertible promissory notes	-	(23,799)	23,799	-100%
Change in fair value of warrant liability	-	22	(22)	100%
Total	261	(23,596)	23,857	-101%

Other expense decreased by $23.9 million, or nearly 100%, in the three months ended June 30, 2022 compared to the same period in 2021. This decrease is due to the change in the fair value of the convertible promissory notes of $23.8 million during the three months ended June, 2021. The convertible promissory notes converted in connection with the IPO in 2021 and were not outstanding during the three months ended June 30, 2022.

Comparison of the Six Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$22,707	$14,289	$8,418	59%
Selling, general and administrative	23,556	9,855	13,701	139%
Loss from operations	$(46,263)	$(24,144)	$(22,119)	-92%
Interest and other income	584	543	41	8%
Interest expense	(309)	(420)	111	-26%
Change in fair value of convertible promissory notes	-	(35,199)	35,199	-100%
Change in fair value of warrant liability	-	(2,180)	2,180	-100%
Net loss	$(45,988)	$(61,400)	$15,412	25%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$22,707	$14,289	$8,418	59%

Research and development expenses increased by $8.4 million, or 59%, in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $4.5 million in employee compensation costs, including $1.2 million of stock-based compensation, to support the development efforts of our G4 and our beta development for the PX. Other increases include $1.8 million in laboratory materials, supplies and reagents used for in-house research, $1.7 million related to the expansion of facilities and maintenance and $0.4 million in increased depreciation.

Selling, General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$23,556	$9,855	$13,701	139%

General and administrative expenses increased by $13.7 million, or 139%, in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $7.9 million increase in employee compensation costs, including $2.6 million of stock-based compensation, as a result an increase in personnel to support our growth and prepare for commercialization of the G4. Other increases include $4.0 million in professional and consulting fees related to insurance, accounting and audit services and corporate legal matters and a $1.0 million increase in facilities and information technology costs to support growth.

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest income	$584	$543	$41	8%
Interest expense	(309)	(420)	111	-26%
Change in fair value of convertible promissory notes	-	(35,199)	35,199	-100%
Change in fair value of warrant liability	-	(2,180)	2,180	-100%
Total	$275	$(37,256)	$37,531	-101%

Other expense decreased by $37.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the increase in the fair value of our convertible promissory notes by $35.2 million and in fair value of warrant liabilities by $2.2 million during the six months ended June 30, 2021. The convertible promissory notes converted in connection with the IPO in 2021 and were not outstanding during the six months ended June 30, 2022.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have not recognized any revenues from product sales and have incurred significant operating losses and negative cash flows from operations. From incorporation through June 30, 2022, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. In particular, we expect to incur increasing costs in the near term in connection with the commercialization of the G4, which includes, among others, increasing our sales and marketing and other commercialization efforts to drive market adoption and scaling our manufacturing and customer support capabilities. During the six months ended June 30, 2022, we incurred a net loss of $24.0 million and used $45.4 million of cash in operations. As of June 30, 2022, we had an accumulated deficit of $197.9 million. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $287.5 million.

Our capital obligations include minimum lease payments of $2.7 million for the remainder of 2022, $6.7 million in 2023 and $259.1 million thereafter. Our capital obligations also include minimum payments under our Loan Agreement with Silicon Valley Bank of $0.2 million for the remainder of 2022, $0.6 million in 2023 and $12.0 million thereafter. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products, as such terms are defined in the License Agreement. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The Loan Agreement is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

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

On July 19, 2022, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC (that was declared effective by the SEC on July 27, 2022), which permits us to offer up to $250 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also filed a sales agreement prospectus covering the “at the market” offerings, pursuant to which we may offer and sell up to $100 million of our common stock under a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC. Through the date of this filing, we have not sold any shares of our common stock in “at the market” transactions pursuant to the Sales Agreement.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(45,391)	$(25,026)
Investing activities	(1,620)	(101,827)
Financing activities	124	372,638
Net (decrease) increase in cash and cash equivalents and restricted cash	$(46,887)	$245,785

Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $45.4 million attributable to a net loss of $46.0 million and changes in working capital of $10.9 million, offset by non-cash charges of $11.5 million. Non-cash charges primarily consisted of $7.2 million of stock-based compensation expense and $1.6 million related to the amortization of premiums on the Company’s short-term investments.

During the six months ended June 30, 2021, cash used in operating activities was $25.0 million attributable to a net loss of $61.4 million and changes in working capital of $5.6 million, offset by non-cash charges of $42.0 million. Non-cash charges primarily consisted of a $35.2 million change in the fair value of the 2021 Convertible Notes, a $2.2 million change in the fair value of the SVB Warrant liability and $3.4 million of stock-based compensation expense.

Investing Activities

During the six months ended June 30, 2022, cash provided by investing activities was $1.6 million, which related to proceeds from sales and maturities of available-for-sale securities of $66.6 million, offset by purchases of available-for-sale securities of $65.1 million and $3.1 million in payments for purchases of property and equipment.

During the six months ended June 30, 2021, cash used in investing activities was $101.8 million, which related to purchases of available-for-sale securities of $122.7 million and $1.5 million in payments for purchases of property and equipment, offset by proceeds from sales and maturities of available-for-sale securities of $22.3 million.

Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was $0.1 million, which was primarily related to cash proceeds from issuance of common stock for exercises of stock options under our employee equity incentive plans, offset by repurchases.

During the six months ended June 30, 2021, cash provided by financing activities was $372.6 million, which was related to proceeds from our initial public offering of $238.6 million and issuance of convertible notes of $130.5 million.

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

Revenue Recognition

We commenced shipping the G4 in the second quarter of 2022 and will recognize revenue once the applicable acceptance criteria have been met. As we commercialize the G4, we expect to recognize revenue from sales of the G4, related consumable flow cell kits and services. We have not recognized any revenue to date.

The process of revenue recognition involves five steps: (1) identifying the contract with a customer; (2) determining the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations based on standalone selling prices; and (5) recognizing revenue when or as the performance obligations are satisfied.

Identifying the Contract—Contracts are agreements with our customers that create enforceable rights and obligations. In some cases, we may account for multiple contracts as one contract

Determining Performance Obligations—Performance obligations are promises to transfer goods or services to a customer that are distinct. A performance obligation is considered distinct from other obligations in a contract when it is separately identified in the contract and provides a benefit to the customer either on its own or together with other resources that are readily available to the customer. Our distinct performance obligations primarily consist of the delivery and installation of the G4, delivery of consumables and providing related support services.

Determining the Transaction Price—The transaction price is the amount of consideration we expect to be entitled from the customer in exchange for the promised goods or services and is generally fixed and stated in the contract with the customer.

Allocating the Transaction Price to Each Performance Obligation—We allocate the transaction price to each performance obligation based on our estimate of each performance obligation’s standalone selling price. Until we have sufficient volume of historical sales data for each performance obligation, we determine the standalone selling price using observable prices when available and the adjusted market approach, which is primarily based on prices set by management, adjusted for applicable discounts.

Recognizing Revenue—The allocated transaction price for each performance obligation is recognized as revenue as we satisfy each performance obligation. In instances where right of payment or transfer of title is contingent on the customer’s acceptance of the product, revenue is not recognized until the acceptance criteria have been met. Although we commenced shipping the G4 in the second quarter of 2022, we will not recognize revenue from shipped instruments until the applicable acceptance criteria have been met.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended June 30, 2022 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We are a pre-revenue life science technology company and have incurred significant losses since we were formed in 2016. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, continue to enhance and develop our products and implement our business plans and strategies. Our net loss for the six months ended June 30, 2022 was $46.0 million and for the six months ended June 30, 2021 was $61.4 million. As of June 30, 2022, we had an accumulated deficit of $197.9 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional funds toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, finalize the development of the PX, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have not recognized any product revenue to date, and we may never generate revenue sufficient to offset our expenses, or at all. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We are a pre-revenue life science technology company and have limited experience developing and commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We commercially launched our first product, the G4, in December of 2021, and have not recognized any revenue to date. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing and commercializing our technologies and products, including the G4. We completed our beta pilot program, have concluded our early access program and have commercially launched the G4. Although we commenced shipping the G4 in the second quarter of 2022, we have experienced delays in the scale-up of our manufacturing process for initial G4 units and are focusing efforts to improve this process as we continue to commercialize the G4. The performance of our products in our beta pilot program and early access program may not be indicative of the performance our customers experience following commercial launch. We expect to make modifications to improve the reliability, quality and/or functionality of the G4 as we manufacture the G4 and in response to customer feedback, and we expect the G4 to improve in time as further units are sold; however, there can be no assurance that this will occur or that we will avoid delays in finalizing these improvements. There can be no assurance that we will be able to timely achieve market acceptance for the G4 in the future. We have limited experience manufacturing the G4 for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

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

We face significant competition in the life sciences technology market. More specifically, the NGS market is characterized by rapid technological changes, frequent new product introductions, established and emerging competition, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our primary competitors and potential competitors are large publicly traded companies or are divisions of large publicly traded companies, including 10x Genomics Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Illumina Inc., MissionBio Inc., Nanostring Technologies, Inc., Oxford Nanopore Technologies Inc., Pacific Biosciences Inc. and Thermo Fisher Scientific Inc. There are other companies, both established and early stage, such as Element Biosciences, Inc. and Ultima Genomics, Inc., who have begun commercializing NGS technologies and products to our target customers. We also face competition from companies and research institutes developing their own products or applications for omics research. This is particularly true for the largest research centers and laboratories who are continually testing and trying new technologies, whether from a third-party vendor or developed internally.

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

We cannot assure investors that we can successfully compete with these competitors or that the G4, our planned PX or any other technologies and products we develop can compete favorably with the offerings from such competitors. We also cannot assure investors that we can successfully defend our technologies and products from lawsuits filed by our competitors without significant expenses, the requirement to complete additional product and technology development, potential manufacturing or commercialization delays, or at all. Further, we cannot assure investors that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, or developed by our customers internally. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to offer products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment costs. Many of our competitors have also been able to enter into long-term, exclusive agreements with major potential customers, often by offering favorable pricing and other terms. Until these agreements expire, our ability to place our products with these customers will be limited. Even after exclusive agreements expire, we may not be able to compete with the terms offered by our competitors in their efforts to extend exclusive relationships with these major potential customers. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

If our products fail to achieve early customer and scientific acceptance, we may not be able to achieve broader market acceptance for our products, and our revenue and prospects may be harmed.

We cannot guarantee that customer experiences or reviews of the G4 from our customers will be favorable. Initial negative perception of the G4 by customers could irreparably damage our reputation and ability to successfully commercialize the G4, our planned PX or any of our other future products. Further, the life sciences scientific community is comprised of a small number of early adopters and key opinion leaders (“KOLs”) who significantly influence the rest of the community and the marketplace in general. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries, but also the methods and typically the products used to fuel such discoveries. Mentions in peer-reviewed journal publications are a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and KOLs publish research involving the use of our products is critical to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such KOLs is vital to growing the acceptance of our products in the marketplace. If early adopters and KOLs do not favorably describe the use of our products, do not compare our products favorably to existing products and technologies, or negatively describe the use and operation of our products in publications, it may drive potential customers away from our products and prevent broader market acceptance of our products, which could harm our business, financial condition and results of operations.

We expect to be highly dependent upon revenue generated from the sale of the G4, and any delay or failure by us to successfully develop and commercialize the G4 could have a substantial adverse effect on our business and results of operations.

We have completed our beta pilot program for the G4, have concluded our early access program, and have commercially launched the G4. Although we commenced shipping the G4 in the second quarter of 2022, we have experienced delays in the scale-up of our manufacturing process for initial G4 units and are focusing efforts to improve this process as we continue to commercialize the G4. Our second planned product, the PX, is under development. We anticipate initiating a technology access program in the second half of 2022 and commercially launching the PX in late 2023. As a result, we expect to generate substantially all of our revenue in the near term from the sale of the G4. There can be no assurance of the following: that the G4 will meet the expectations of our customers, including those relating to cost, reliability, performance and features, or otherwise gain market acceptance; that we can manufacture the G4 in commercial quantities; that we will be able to successfully commercialize the G4; or that we will be able to service and maintain the G4 products that we have sold. Further, there is no assurance that we will be able to successfully complete the development of, or commercialize, our planned PX or any other future products or product enhancements we elect to pursue. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurances we will be successful in doing so or doing so on our intended timelines. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause the G4 or our planned PX to not be commercially attractive to our customers.

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

We have very limited operating history in manufacturing, commercializing and providing customer support for our first product, the G4. As a result, our quarterly and annual operating results may fluctuate significantly as we finalize the development of the G4 and begin or continue these new manufacturing, commercialization and customer support activities, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to:

•
our ability to successfully manufacture and commercialize the G4 on our anticipated timelines and costs;
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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of June 30, 2022, we had an accumulated deficit of $197.9 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products. These efforts may prove to be more costly, or take longer, than we currently anticipate. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. We have not recognized any product revenue to date, and we may never generate revenue sufficient to offset our expenses, or at all. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

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
•
delays in or the inability to obtain supplies and materials used to produce our products;
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

Risks Related to the Development and Commercialization of Our Products

Our efforts to manufacture and commercialize the G4 and to finalize the development and commercially launch our planned PX may not be successful.

With respect to the G4, we completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. Although we commenced shipping the G4 in the second quarter of 2022, we have experienced delays in the scale-up of our manufacturing process for initial G4 units and are focusing efforts to improve this process as we continue to commercialize the G4. With respect to our planned PX, we are currently in an advanced prototype development stage for the initial products. We anticipate initiating a technology access program in the second half of 2022 and commercially launching the PX in late 2023. Our commercialization and product development plans may not progress as planned or meet our expected timelines or may not be successful due to:

•
the level of customer demand for the G4;
•
the ability of our commercial products to regularly meet target specifications;
•
our ability to manufacture and ship the G4 efficiently and at sufficient commercial scale to meet demand;
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
•
delays in building out our sales, customer support and marketing organization as needed for our commercial launch plans; and
•
delays in ramping up manufacturing, including obtaining required materials and components from third-party suppliers, to meet expected or actual demand for our products.

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

We completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. Although we commenced shipping the G4 in the second quarter of 2022, we have experienced delays in the scale-up of our manufacturing process for initial G4 units and are focusing efforts to improve this process as we continue to commercialize the G4. We are working to expand the capabilities of the G4 by providing novel kits for targeted applications. Any delay or failure by us to successfully develop and release these enhancements could have a substantial adverse effect on our business and results of operations.

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

Our ability to attract customers and earn revenue will depend in large part on our ability to continue to enhance and improve our products and to introduce compelling new products and product capabilities. The success of any enhancements to the G4 or our planned PX, or the introduction of any new products and product capabilities depends on several factors, including timely completion and delivery of such enhancements and products, competitive pricing, adequate quality testing, integration with existing products and technologies, appropriately timed and staged introduction, overall market acceptance and our ability to properly manufacture, service and maintain these products. Any new products or enhancements that we develop may not be introduced in a timely or cost effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to increase our revenue and improve our operating results. Further, if we are unable to successfully develop any new products, enhance the capabilities of our existing products to meet evolving customer requirements and demands, compete with alternative products and technologies, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

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

Risks Related to Our Financial Position and Need for Additional Capital

We may require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development or commercialization activities.

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

To ensure adequate supply of the G4 to meet demand, we must forecast our future inventory needs and appropriately scale-up our manufacturing operations and personnel. We must also place orders with our third-party suppliers based on such forecasts. Our ability to accurately forecast demand for the G4 could be negatively affected by many factors, including: our ability to timely scale our manufacturing operations and capabilities; the success of our sales and marketing activities; customer acceptance of the G4; and potential adverse impacts as a result of COVID-19, including supply delays and shortages. These same risks and uncertainties will also apply to our planned PX and any other future products and product enhancements we elect to pursue.

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

As of June 30, 2022, there was $10.5 million of principal owed under our 2021 SVB Loan. In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our 2021 SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the 2021 SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the 2021 SVB Loan, Silicon Valley Bank could proceed against such assets. Any declaration by Silicon Valley Bank of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

We must successfully increase our manufacturing output to meet our long-term commercialization plans. We currently manufacture the G4 in our facilities in San Diego, California. We have leased and are currently building out a new manufacturing facility at a new location in La Jolla, California to support our growth and commercialization plans. In order to manufacture sufficient G4 instruments and consumables to meet our commercialization plans, we will need to hire and train a sufficient number of manufacturing, engineering and quality personnel. Manufacturing the G4 requires complex processes, and depends on the skill and experience of our manufacturing personnel. The manufacturing process for the G4 also includes sourcing components from various third-party suppliers and then assembling and testing the final product offerings. We must manufacture the G4 in compliance with our demanding specifications in a timely and efficient manner and at an acceptable cost in order to achieve and maintain profitability. We have a limited history of manufacturing and assembling the G4, and, as a result, we may have difficulty manufacturing and assembling sufficient quantities of such products in a timely and cost-effective manner. For example, in producing our first commercial units of the G4, we have experienced delays in the scale-up of our manufacturing process and we are currently focusing our efforts to improve this process as we continue to manufacture the G4. In addition, to manage our manufacturing operations and the supply of components from our third-party suppliers, we will need to forecast anticipated demand to predict our inventory needs from six months to a year in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to allow us to accurately and effectively predict our manufacturing capacity requirements or our need for components from our third-party suppliers, including appropriately anticipating supply shortages or unavailability and fluctuations in the pricing of required components. We may experience delays in obtaining components required for the G4, including due to recent supply chain challenges being experienced in the economy generally, or not have sufficient manufacturing capabilities and personnel for such products, which could impede our ability to manufacture and assemble these products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in production of the G4, including problems with quality control and assurance, component supply shortages or surpluses, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers to the extent we have generated sales. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which could have an adverse effect on our results of operation and financial condition.

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

While we have qualified second sources for several of our critical components, including flow cells, optics and oligonucleotides, we do not have qualified secondary sources for all components that we source through a single supplier and we cannot assure investors that the qualification of a secondary supplier will prevent future supply issues. Disruption in the supply of materials or components would impair our ability to sell our products and meet customer demand, and also could delay the launch of new products, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for components for which there are a limited number of suppliers which could result in a requirement to redesign certain aspects of our products. Further, supply shortages could require us to redesign our products to be compatible with components that are more readily available, which could lead to manufacturing and commercialization delays.

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

We manufacture the G4 at our existing facilities in San Diego, California. We procure certain components of the G4 from third-party suppliers, which include both commonly available raw materials and custom components. Many of these manufacturing processes are complex. For example, in producing our first commercial units of the G4, we have experienced delays in the scale-up of our manufacturing process and we are currently focusing our efforts to improve this process as we continue to manufacture the G4. If we are not able to repeatedly produce the G4 at commercial scale and source required components from third-party suppliers, our business will be adversely impacted.

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

The G4 utilizes novel and complex technologies and may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we commercialize our products, these risks may increase. We provide and expect to continue to provide warranties that our products will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.

In manufacturing the G4, we depend on third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to produce our components to specification or provide defective products to us and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

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

In addition, we expect that the G4 will be used with our customers’ and potential customers’ own lab equipment and third-party products, and the performance of such equipment and products is outside of our control. If our customers’ equipment or the third-party products they utilize are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with or perform as intended with the G4. In such case, the reliability, results and performance of the G4 may be compromised. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition and results of operations. Additionally, we expect that we will need to train our customers on properly using the G4. If we are unable to adequately train our customers to use the G4 or they fail to follow our training and protocols we have established, the performance of the G4 may be compromised.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing costs of the G4.

To achieve our operating and strategic goals, we will need to, among other things, reduce the per unit manufacturing cost of the G4. Manufacturing the G4 involves complex processes, and depend on the skills and experience of our manufacturing personnel. In producing our first commercial units of the G4, we have experienced delays in the scale-up of our manufacturing process and we are currently focusing our efforts to improve this process as we continue to manufacture the G4. We may continue to experience delays or low manufacturing yields for the G4. In addition, we will need to continually focus on reducing the per unit manufacturing cost of the G4, which cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving our manufacturing efficiency or increasing our volumes to leverage manufacturing overhead costs. If we are unable to improve our manufacturing efficiency and reduce our manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers. The occurrence of one or more factors that negatively impact the manufacturing or sales of the G4 or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

If our facilities or our third-party suppliers’ facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of the G4 could be interrupted.

Our existing facilities in San Diego, California house our corporate, research and development, manufacturing, sales and marketing, customer support and quality assurance teams. Our facilities and those of our third-party suppliers are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, civil unrest, wars and other catastrophic events. For example, our San Diego facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster, any new or continuing public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party suppliers’ facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment or alternative suppliers on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Diego facilities given the specialized equipment housed within it. The inability to manufacture the G4, combined with our limited inventory of such manufactured products, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future. Because our consumables are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such products, and we may not be able to replace them without disruption to our customers or at all.

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

We may not be successful in developing the organization or commercial infrastructure necessary to provide these customer support activities in a timely manner to meet commercial demand and on a cost effective basis. Any failure to provide our customers with a superior customer experience, to timely respond to their requests and questions and to provide maintenance and warranty services, may adversely affect our brand and our results of operations.

Risks Related to Our Planned Growth

If we do not successfully manage our current and anticipated growth, our business and prospects will be harmed.

From December 31, 2021 to June 30, 2022, the number of our full-time employees increased from 221 to 248. Since that time, we have continued to increase our employee headcount and expand our operations and expect to continue to do so as we commercialize the G4 and develop the PX. Our recent growth has placed significant strains on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of our planned PX will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4, and continuing to develop our planned PX, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in a virtual environment during the COVID-19 pandemic and related governmental work from home mandates. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

We depend on our senior management team, and the loss of one or more of our key employees or an inability to attract and retain highly skilled employees, particularly in this highly competitive labor market, will negatively affect our business, financial condition and results of operations.

Our future success depends upon our ability to recruit, train, retain and motivate our senior management team and our other highly qualified personnel. Our senior management team, including Andrew Spaventa, our founder, Chief Executive Officer and Chairperson of the Board, and Eli Glezer, our founder and Chief Scientific Officer, is critical to our vision, strategic direction, product development and commercialization efforts. The departure of one or more of these individuals or any of our other executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not have long-term employment contracts or maintain “key man” life insurance on our senior management team.

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

Risks Related to our Intellectual Property

If we are sued for infringing, misappropriating or otherwise violating intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our products.

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

In addition, the patent position of life sciences technology companies such as ours is generally highly uncertain, involves complex legal and factual questions, and our industry has been to widespread and intense litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or technologies, may not provide us with any competitive advantages, or may be challenged, narrowed and invalidated by third parties. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

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

The License Agreement includes a number of diligence obligations that require us to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products by certain dates. Columbia could take the position that the License Agreement should convert to a non-exclusive license or pursue actions to terminate the License Agreement alleging that we have not satisfied our diligence obligations. Columbia could also disagree with our interpretation of our milestone and royalty obligations under the License Agreement and contend that we are in breach of the License Agreement.

Columbia has a right to pursue a termination of the License Agreement in the event we become insolvent or otherwise cease operations, in the event we materially breach our obligations under the License Agreement, or in the event we assert any claim challenging the validity or enforceability of any patent licensed to us by Columbia under the License Agreement. For example, Columbia may assert that we have breached the License Agreement if it disagrees with our interpretation regarding the application of the License Agreement to the G4 and PX instruments and the associated consumables. Columbia may take the position that we have not complied with our diligence obligations under the License Agreement. There is no assurance that we can satisfy our obligations under the License Agreement, or that we and Columbia will agree on whether or not we have satisfied our obligations under the License Agreement, including whether any royalty or milestones, or the amount thereof, are payable under the terms of the License Agreement or whether we have satisfied our diligence obligations. If we fail to comply with our obligations, or if we and Columbia do not agree on whether we have satisfied our obligations under the License Agreement, Columbia could exercise its right to assert a breach of contract, convert the License Agreement to a non-exclusive license and/or pursue actions to terminate the License Agreement. If we are required to defend against breach of contract or other claims and actions asserted by Columbia or if Columbia is successful in terminating the License Agreement or converting the License Agreement to a non-exclusive license, our business may be adversely affected. Further, if we are required to make additional milestone payments or pay Columbia royalties on the G4 and PX Instruments, and the consumables we have developed to date, beyond what we believe would be due under the License Agreement, our resulting operations and financial condition may be adversely affected. If we are unable to fulfill our contractual commitments with Columbia or other parties, or if we have disputes with Columbia or other contractual counterparties regarding our or their performance under those contracts, our results of operations and financial condition may be adversely affected.

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
•
financing or other corporate transactions, or inability to obtain additional funding;

•
sales by us of a substantial number of shares of our capital stock or other securities to raise capital;

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

As of June 30, 2022, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially own approximately 56% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to fall.

To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Singular Genomics Systems, Inc.

Date: August 9, 2022	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	/s/ Dalen Meeter
Dalen Meeter
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)