Form 10-Q
period 2022-09-30
Singular Genomics Systems, Inc.
filed 2022-11-07
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 71,396,110 shares of common stock, $0.0001 par value, outstanding as of October 31, 2022.

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
•
the impact of the COVID-19 pandemic and recent downward macroeconomic pressures on our business;
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
•
We expect to be highly dependent upon revenue generated from the sale of the G4 and planned PX, and any delay or failure by us to successfully develop and commercialize the G4 or PX could have a substantial adverse effect on our business and results of operations.
•
The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations in the future; recent macroeconomic pressures could also materially and adversely impact our business and operations.
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

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Singular Genomics Systems, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,262	$201,049
Short-term investments	170,578	138,174
Inventory	16,700	3,011
Prepaid expenses and other current assets	5,574	5,526
Total current assets	286,114	347,760
Right-of-use lease assets	46,895	-
Property and equipment, net	9,589	6,072
Restricted cash	1,711	687
Other noncurrent assets	1,166	1,129
Total assets	$345,475	$355,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,975	$2,348
Accrued expenses	5,480	4,278
Lease liabilities, current	5,703	-
Other current liabilities	20	118
Total current liabilities	14,178	6,744
Lease liabilities, noncurrent	43,323	-
Long-term debt, net of issuance costs	10,026	9,904
Other noncurrent liabilities	1,023	2,827
Total liabilities	68,550	19,475
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A Common Stock Equivalent Convertible Preferred Stock, $0.0001 par value; 7,000 shares authorized, 2,500 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 71,306,526 and 72,438,742 shares outstanding at September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	500,010	488,200
Accumulated other comprehensive loss	(1,418)	(138)
Accumulated deficit	(221,674)	(151,896)
Total stockholders’ equity	276,925	336,173
Total liabilities and stockholders’ equity	$345,475	$355,648

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,732	$8,910	$35,439	$23,200
Selling, general and administrative	11,962	8,551	35,518	18,406
Total operating expenses	24,694	17,461	70,957	41,606

Loss from operations	(24,694)	(17,461)	(70,957)	(41,606)

Other income (expense):
Interest and other income	1,115	84	1,699	628
Interest expense	(211)	(234)	(520)	(654)
Change in fair value of convertible promissory notes	-	-	-	(35,199)
Change in fair value of warrant liability	-	-	-	(2,180)
Net loss	$(23,790)	$(17,611)	$(69,778)	$(79,011)

Net loss per share:
Basic and diluted net loss per share	$(0.33)	$(0.25)	$(0.98)	$(2.05)
Weighted-average shares used to compute basic and diluted net loss per share	71,216,292	71,721,861	71,001,441	38,553,685

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(23,790)	$(17,611)	$(69,778)	$(79,011)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(405)	(22)	(1,280)	(22)
Comprehensive loss	$(24,195)	$(17,633)	$(71,058)	$(79,033)

See accompanying notes to these unaudited condensed financial statements.

Singular Genomics Systems, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173
Exchange of common stock for Series A Common Stock Equivalent	2,500	-	(2,500,000)	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	505,322	-	344	-	-	344
Issuance of common stock in connection with exercise of stock options	-	-	65,399	-	34	-	-	34
Stock-based compensation	-	-	-	-	3,566	-	-	3,566
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(629)	-	(629)
Net loss	-	-					(22,006)	(22,006)
Balance at March 31, 2022	2,500	$-	70,509,463	$7	$492,144	$(767)	$(173,902)	$317,482
Vesting of common stock issued for early exercise of stock options	-	-	219,743	-	151	-	-	151
Issuance of common stock in connection with exercise of stock options	-	-	162,644	-	62	-	-	62
Issuance of common stock in connection with Employee Stock Purchase Program	-	-	174,019	-	489	-	-	489
Stock-based compensation	-	-	-	-	3,605	-	-	3,605
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(246)	-	(246)
Net loss	-	-	-	-	-	-	(23,982)	(23,982)
Balance at June 30, 2022	2,500	$-	71,065,869	$7	$496,451	$(1,013)	$(197,884)	$297,561
Vesting of common stock issued for early exercise of stock options	-	-	156,397	-	109	-	-	109
Issuance of common stock in connection with exercise of stock options	-	-	84,260	-	51	-	-	51
Stock-based compensation	-	-	-	-	3,399	-	-	3,399
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(405)	-	(405)
Net loss	-	-					(23,790)	(23,790)
Balance at September 30, 2022	2,500	$-	71,306,526	$7	$500,010	$(1,418)	$(221,674)	$276,925

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

Singular Genomics Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating activities
Net loss	$(69,778)	$(79,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,570	6,296
Amortization of right-of-use lease assets	2,601	-
Amortization of premium on short-term investments	2,031	1,364
Depreciation	1,710	769
Accretion of debt issuance costs	126	243
Change in fair value of convertible promissory notes	-	35,199
Change in fair value of warrant liability	-	2,180
Loss on disposal of property and equipment	-	94
Changes in operating assets and liabilities:
Inventory	(13,793)	-
Prepaid expenses and other current assets	(463)	(6,025)
Other noncurrent assets	(910)	(919)
Accounts payable	467	1,643
Accrued expenses	1,202	1,851
Other current liabilities	20	(136)
Lease liabilities	(960)	-
Other noncurrent liabilities	-	450
Net cash used in operating activities	(67,177)	(36,002)

Investing activities
Purchases of short-term investments	(139,211)	(146,070)
Maturities of short-term investments	84,674	15,049
Sales of short-term investments	19,004	26,579
Purchases of property and equipment	(4,204)	(3,094)
Net cash used in investing activities	(39,737)	(107,536)

Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	489	-
Proceeds from issuance of common stock under equity incentive plans, net of repurchases	(338)	3,519
Proceeds from initial public offering, net of issuance costs	-	237,199
Proceeds from issuance of convertible promissory notes	-	130,500
Proceeds from issuance of debt	-	10,500
Repayments of debt principal and issuance costs in connection with refinancing	-	(10,400)
Net cash provided by financing activities	151	371,318

Net (decrease) increase in cash and cash equivalents and restricted cash	(106,763)	227,780
Cash and cash equivalents and restricted cash, beginning of year	201,736	12,170
Cash and cash equivalents and restricted cash, end of period	$94,973	$239,950

Supplemental disclosure for cash activities
Interest paid	$374	$449
Supplemental disclosure for non-cash activities
Initial lease liability recognized upon lease commencements during the period	$43,231	$-
Initial lease liability recognized upon adoption of ASC 842	$7,074	$-
Noncurrent deposit transferred to property and equipment	$759	$-
Vesting of restricted stock	$604	$558
Reduction of lease liability for lease termination	$334	$-
Purchase of property and equipment included in accounts payable	$160	$319
Inventory transferred to property and equipment	$104	$-
Conversion of convertible promissory notes to common stock	$-	$165,699
Conversion of preferred stock to common stock	$-	$69,184

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of September 30, 2022 and December 31, 2021, had an accumulated deficit of $221.7 million and $151.9 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through September 30, 2022, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $263.8 million. The Company believes that its cash, cash equivalents and short-term investments as of September 30, 2022 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited condensed financial statements.

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

Summary of Significant Accounting Policies

During the nine months ended September 30, 2022, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$93,262	$201,049
Restricted cash	1,711	687
Total	$94,973	$201,736

Short-term Investments

Short-term investments primarily consisted of corporate debt securities, asset-backed securities and treasury securities. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,799	$(292)	$62,507
Asset-backed securities	8,862	(64)	8,798
Corporate debt securities	100,335	(1,062)	99,273
Total	$171,996	$(1,418)	$170,578

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$21,172	$(25)	$21,147
Corporate debt securities	117,140	(113)	117,027
Total	$138,312	$(138)	$138,174

The following table summarizes the estimated fair value of contractual maturities of available-for-sale securities held at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Due within one year	$154,450	$94,085
After one but within five years	16,128	44,089
Total	$170,578	$138,174

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

Recent Accounting Pronouncements—Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), codified as ASC 842. ASC 842 requires the Company to recognize on the balance sheet lease liabilities and corresponding ROU lease assets for its operating leases where the Company is the lessee. The Company adopted this standard effective January 1, 2022 using the modified retrospective method by applying the new standard to all leases existing as of January 1, 2022 and not restating any prior comparative periods. The Company elected the practical expedients to carry forward its historical lease classification, not reassess whether any expired or existing contracts are or contain leases and not reassess initial direct costs for existing leases. On January 1, 2022, the Company recorded operating lease liabilities of $7.1 million, ROU lease assets of $6.4 million, and derecognized deferred rent of $0.7 million. The additional disclosures required by the standard have been included in the section above titled “Leases” and in Note 9. Prior comparative periods have not been adjusted and continue to be reported under ASC 840.

Recent Accounting Pronouncements—Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.

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

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$44,158	$-	$-	$44,158
Money market funds	49,104	-	-	49,104
U.S. treasury securities	62,507	-	-	62,507
Asset-backed securities	-	8,798	-	8,798
Corporate debt securities	-	99,273	-	99,273
Total	$155,769	$108,071	$-	$263,840

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$26,037	$-	$-	$26,037
Money market funds	175,012	-	-	175,012
Asset-backed securities	-	21,147	-	21,147
Corporate debt securities	-	117,027	-	117,027
Total	$201,049	$138,174	$-	$339,223

4. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$12,282	$2,565
Work in process	4,177	446
Finished goods	241	-
Total inventory	$16,700	$3,011

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$3,865	$3,715
Interest receivable	869	1,050
Current deposits and other current assets	840	761
Total prepaid expenses and other current assets	$5,574	$5,526

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		September 30,	December 31,
	Useful Life	2022	2021
Equipment	5 years	$6,796	$4,433
Computers and software	3 years	2,740	2,136
Leasehold improvements	14 years or less	2,101	1,041
Furniture and fixtures	5 years or less	1,849	75
Construction in progress	N/A	-	574
Total property and equipment, gross		13,486	8,259
Less: accumulated depreciation		(3,897)	(2,187)
Total property and equipment, net		$9,589	$6,072

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation and other employee benefits	$4,437	$3,516
Accrued research and development expenses	356	41
Accrued professional services	30	200
Accrued other expenses	657	521
Total accrued expenses	$5,480	$4,278

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an Amended and Restated Loan and Security Agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of September 30, 2022, the SVB Loan bears interest at an annual rate of 7.00%. The SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet. As of September 30, 2022, the SVB Loan is recorded as noncurrent.

The 2021 SVB Loan was accounted for as a debt modification, rather than an extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of such cash flows of less than 10%. Unamortized debt issuance costs as of the date of modification and incremental issuance costs incurred in connection with the 2021 SVB Loan will be amortized to interest expense using the effective interest method over the repayment term.

On September 30, 2022, the Company entered into an amendment to the 2021 SVB Loan (the “2022 SVB Loan Amendment”). The 2022 SVB Loan Amendment extended the period to draw down the additional tranches totaling $25.0 million from September 30, 2022 to March 31, 2024, provided that in order for the Company to access the Second Tranche availability the Company must achieve a six-month trailing revenue hurdle. The 2022 SVB Loan Amendment was accounted for as a debt modification, rather than an extinguishment, based on a comparison between the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of such cash flows of less than 10%. Unamortized debt issuance costs as of the date of modification and incremental issuance costs incurred in connection with the 2022 SVB Loan Amendment will be amortized to interest expense using the effective interest method over the repayment term.

As of September 30, 2022 and December 31, 2021, the debt issuance costs related to the SVB Loan were $0.5 million and $0.6 million, respectively. Debt issuance costs include the initial fair value of the SVB Warrant. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loan and unamortized discount balances as of September 30, 2022 and December 31, 2021 are shown below (in thousands):

	September 30,	December 31,
	2022	2021
Long-term debt	$10,500	$10,500
Less: issuance costs	(474)	(596)
Total long-term debt, net of issuance costs	$10,026	$9,904

Future minimum payments of outstanding principal and interest under the SVB Loan are as follows:

As of September 30, 2022
2022 (three months remaining)	$125
2023	745
2024	2,482
2025	5,700
2026 and thereafter	4,013
Total future minimum payments	13,065
Less: interest, Final Payment fee	(2,565)
Long-term debt	10,500
Less: issuance costs	(474)
Long-term debt, net of issuance costs	$10,026

The Company is subject to customary affirmative and restrictive covenants under the SVB Loan. The Company’s obligations under the SVB Loan are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than intellectual property. The Company has agreed not to encumber its intellectual property assets, except as permitted by the SVB Loan.

The SVB Loan provides for events of default customary for term loan facilities of this type, including but not limited to: non-payment; breaches or defaults in the performance of covenants or representations and warranties; bankruptcy and other insolvency events of the Company; and the occurrence of a material adverse change as defined in the SVB Loan. After the occurrence of an event of default, SVB may, among other remedies, accelerate payment of all obligations.

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the SVB Loan and there had been no events of default.

SVB Warrant

In November 2019, simultaneously with the first draw-down under its 2019 SVB Loan, SVB entered into a warrant agreement with the Company to purchase 32,289 shares of Series B convertible preferred stock of the Company at an exercise price of $2.3228 per share (as amended, the “SVB Warrant”). In March 2020, in connection with the Company’s second draw-down under the 2019 SVB Loan, the SVB Warrant was amended to increase the number of shares of Series B convertible preferred stock of the Company by 96,867, to a total of 129,156 shares. In connection with the completion of the Company’s IPO, in accordance with the original terms the warrant instrument, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock. In June 2021, after the IPO, SVB net exercised the SVB Warrant into 117,088 shares of common stock of the Company, and the SVB Warrant is no longer outstanding as of September 30, 2022.

The fair value of the SVB Warrant liability was remeasured at each financial reporting period with any changes in fair value recognized as other income (expense) in the statements of operations. The fair value for the warrant liability for the SVB Warrant was based on the Black-Scholes option pricing valuation model using significant inputs not observable in the market and was thus classified within Level 3 of the fair value hierarchy. The change in fair value of the warrant for the nine months ended September 30, 2022 and 2021 was $0 and $2.2 million, respectively, and recorded as “Change in fair value of warrant liability” in the statements of operations. When, in connection with the IPO, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock, the warrant liability was reclassified from current liabilities to equity as the warrant met the definition of an equity instrument. Additionally, at that time, the Company recorded the final valuation of the warrant liability for the SVB Warrant. The assumptions used in determining the fair value of the SVB Warrant liability are described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. During the nine months ended September 30, 2022, the Company paid $0.1 million to Columbia pursuant to the terms of the License Agreement.

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

In December 2019, the Company entered into a 5-year lease agreement for additional office space in San Diego, California (the “SV Lease”). The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this lease in January 2020. The Company terminated this lease as of September 30, 2022 and recognized approximately $35,000 for both termination costs and the write-off of the applicable right-of-use asset during the three months ended September 30, 2022.

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

Accounting for Operating Leases

On January 1, 2022, the Company adopted ASC 842 (see Note 2). As of January 1, 2022, the remaining weighted-average lease term was 2.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 3.6%. Cash payments included in the measurement of lease liabilities totaled $7.5 million. As of September 30, 2022, the remaining weighted-average lease term was 12.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 9.1%. Cash payments included in the measurement of lease liabilities totaled $88.0 million.

During the nine months ended September 30, 2022, the Company incurred $6.4 million of lease costs, of which $0.1 million is related to the Company’s short-term leases and $1.8 million is related to variable lease payments, which are primarily comprised of common area maintenance and $4.5 million related to straight-line operating lease cost. The Company recorded straight-line operating lease costs of $0.8 million for the nine months ended September 30, 2021.

As of September 30, 2022, future minimum payments under the Company’s non-cancelable operating leases that have commenced are as follows (in thousands):

2022 (three months remaining)	$1,315
2023	6,550
2024	7,762
2025	5,560
2026	11,126
Thereafter	55,690
Future non-cancelable minimum lease payments	88,003
Less: discount	(38,977)
Total lease liabilities	49,026
Less: current portion	5,703
Lease liabilities, noncurrent	$43,323

The total undiscounted future minimum lease payments associated with the OAS Lease are approximately $179.0 million and are not included in the table above. The Company did not recognize lease liabilities or corresponding ROU lease assets for the OAS Lease as its lease term had not yet commenced as of September 30, 2022.

Future minimum payments under all of the Company’s non-cancelable operating leases, including those that have not yet commenced, are as follows:

2022 (three months remaining)	$1,315
2023	6,550
2024	7,762
2025	10,902
2026	24,906
Thereafter	215,419
Total	$266,854

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2022 or December 31, 2021.

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

In August 2022, the Company completed an exchange of 984,291 options owned by eligible non-executive employees with exercise prices ranging from $10.99 to $26.23 for the same number of options with an exercise price of $3.60. The requisite service period and the contractual term of the new options were not changed from the exchanged options, and the exchanged options were cancelled. The exercise price of $3.60 was the volume-weighted average price of the Company’s common stock for the 20-day period immediately prior to the exchange. The exchange was treated as an option modification under GAAP, and the total incremental expense resulting from the exchange will be $1.2 million, of which $0.3 million was recognized in the third quarter of 2022, and the remaining will be recognized over a weighted-average period of approximately 2.9 years. The Company will continue to recognize the grant-date fair value of the exchanged options over the remaining service period.

The following table summarizes stock option activity under the stock incentive plans since December 31, 2021:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)

Outstanding at December 31, 2021	5,322,314	$6.75
Exercisable at December 31, 2021	3,296,183	3.03
Granted	6,379,794	6.12
Exercised	(314,553)	0.50
Canceled or forfeited	(1,728,254)	13.41
Outstanding at September 30, 2022	9,659,301	5.39	8.66
Exercisable at September 30, 2022	3,811,963	3.85	7.77

The 2016 Plan allows for the early exercise of awards to plan participants subject to the right of repurchase by the Company at the lower of the original exercise price or fair market value for unvested awards. At September 30, 2022 and December 31, 2021, the Company had a liability for the cash received from the early exercise of stock options in the amount of $0.6 million and $1.7 million, respectively. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

As of September 30, 2022 and December 31, 2021, there were 654,487 and 2,198,933, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

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

During the nine months ended September 30, 2022, 174,019 shares of common stock were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,091	$968	$3,012	$1,774
Selling, general and administrative	2,308	1,891	7,558	4,522
Total stock-based compensation expense	$3,399	$2,859	$10,570	$6,296

As of September 30, 2022, total unrecognized stock-based compensation expense was $30.9 million and is expected to be recognized over the weighted-average period of approximately 2.9 years.

The following table shows the weighted-average assumptions used to compute the fair value of the awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Nine Months Ended September 30,
Assumption	2022	2021
Expected volatility	57.56%	77.22%
Expected term (years)	5.2−6.1	5.5−6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.98%	0.91%
Forfeiture rate	0.00%	0.00%

Common stock reserved for future issuance under equity incentive plans consisted of the following as of September 30, 2022:

Stock options issued and outstanding under all Plans	9,659,301
Authorized for future grants under the 2021 Plan	6,883,983
Authorized for future grants under the ESPP	1,220,972
Total as of September 30, 2022	17,764,256

The table above does not include 654,487 of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Employee stock options issued and outstanding	9,659,301	4,867,847
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	-
Common stock subject to the Company’s right of repurchase	654,487	2,585,250
Total	12,813,788	7,453,097

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

The PX is our second product in development and is a multiomics platform designed to target the markets for single-cell, spatial analysis and proteomics. The PX will leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. We believe the PX, when launched, will be a high-throughput, versatile platform capable of measuring levels of RNA transcription, protein expression and sequence specific information directly in cells and tissues. We believe the PX will have broad application across many areas of biology. We are initially focused on applications in oncology and immunology, with future expansion into other applications such as neurology. We are currently in an advanced prototype development stage for the PX. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we plan to initiate in the fourth quarter of 2022, and we plan to expand collaborations with additional potential customers in an early access program, which we plan to initiate in late 2023.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2022, we incurred a net loss of $69.8 million and used $67.2 million of cash in our operations. As of September 30, 2022, we had an accumulated deficit of $221.7 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities.

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

From the date of our incorporation through September 30, 2022, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our loan agreement with Silicon Valley Bank (the “Loan Agreement”). As of September 30, 2022, we had cash, cash equivalents and short-term investments of $263.8 million.

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

COVID-19 Pandemic

We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, as well as on our industry and the healthcare system. The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations in the future. For instance, there were previously standing “stay-at-home” orders in California, and specifically in San Diego County, where our headquarters is located. We have continued to operate within the rules applicable to our business; however, while many of these mandates have expired, an extended implementation of these governmental mandates or institution of other mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Any pandemic precautions and preventative measures still in effect may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our planned future headquarters and manufacturing facilities may also be delayed by COVID-19 related restrictions that remain in effect. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements, or continues to maintain regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

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

We plan to continue to increase our investment in our research and development efforts related to our product development pipeline and our proprietary technology, including related to enhancements to the G4 and development of the planned PX. Therefore, we expect our research and development expenses will increase as we incur expenses associated with hiring additional personnel, purchasing supplies and materials and the allocation of facility expenses.

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

We plan to continue to increase our investment in our personnel as we expand our sales operations and hire additional personnel to support growth. We also have incurred additional costs as a result of operating as a public company, including costs of legal, audit, accounting, regulatory and tax compliance services, directors and officers insurance costs, and investor and public relations costs. As a result, we expect our selling, general and administrative expenses will increase in future periods.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$12,732	$8,910	$3,822	43%
Selling, general and administrative	11,962	8,551	3,411	40%
Loss from operations	$(24,694)	$(17,461)	$(7,233)	41%
Interest and other income	1,115	84	1,031	1,227%
Interest expense	(211)	(234)	23	-10%
Net loss	$(23,790)	$(17,611)	$(6,179)	35%

Research and Development Expense

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development expense	$12,732	$8,910	$3,822	43%

Research and development expense increased by $3.8 million, or 43%, in the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $1.6 million increase in employee compensation costs, including $0.2 million of stock-based compensation, to support the continued development efforts of our G4 and our beta development of the PX. Other increases include $1.7 million related to the expansion of our facilities and information technology costs to support our growth, $0.3 million related to products and supplies used for in-house research and development and $0.2 million in depreciation expense.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative expense	$11,962	$8,551	$3,411	40%

Selling, general and administrative expense increased by $3.4 million, or 40%, in the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $2.4 million increase in employee compensation costs, including $0.3 million of stock-based compensation, resulting from hiring additional personnel to support our growth and the commercialization of the G4. Other increases include $0.8 million related to the expansion of our facilities and information technology costs to support our growth in employee headcount, manufacturing and customer support capabilities and $0.2 million in other selling, general and administrative costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income	$1,115	$84	1,031	1,227%
Interest expense	(211)	(234)	23	-10%
Total	904	(150)	1,054	-703%

Other income increased by $1.1 million in the three months ended September 30, 2022 compared to the same period in 2021. This increase is due primarily to higher interest rates and resulting interest income of $1.0 million on the Company’s short-term investments.

Comparison of the Nine Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$35,439	$23,200	$12,239	53%
Selling, general and administrative	35,518	18,406	17,112	93%
Loss from operations	$(70,957)	$(41,606)	$(29,351)	-71%
Interest and other income	1,699	628	1,071	171%
Interest expense	(520)	(654)	134	-20%
Change in fair value of convertible promissory notes	-	(35,199)	35,199	-100%
Change in fair value of warrant liability	-	(2,180)	2,180	-100%
Net loss	$(69,778)	$(79,011)	$9,233	12%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$35,439	$23,200	$12,239	53%

Research and development expenses increased by $12.2 million, or 53%, in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $6.1 million increase in employee compensation costs, including $1.3 million of stock-based compensation, to support the continued development of the G4 and the beta development of the PX. Other increases include $3.5 million related to the expansion of our facilities and information technology costs to support growth, $2.1 million in laboratory materials, supplies and reagents used for in-house research and $0.5 million in depreciation expense.

Selling, General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$35,518	$18,406	$17,112	93%

Selling, general and administrative expenses increased by $17.1 million, or 93%, in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $10.3 million increase in employee compensation costs, including $2.8 million of stock-based compensation, as a result of an increase in personnel to support our growth and the commercialization of the G4. Other increases include $3.5 million in professional and consulting fees related to insurance, corporate legal services, and accounting and audit services to support growth and to support being a public company, $1.8 million in facilities and information technology costs to support our growth in employee headcount, manufacturing and customer support capabilities, $0.5 million in depreciation expense and $1.0 million in other selling, general and administrative costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income	$1,699	$628	$1,071	171%
Interest expense	(520)	(654)	134	-20%
Change in fair value of convertible promissory notes	-	(35,199)	35,199	-100%
Change in fair value of warrant liability	-	(2,180)	2,180	-100%
Total	$1,179	$(37,405)	$38,584	-103%

Other expense decreased by $38.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the increase in the fair value of our convertible promissory notes by $35.2 million and the increase in the fair value of our warrant liabilities by $2.2 million during the nine months ended September 30, 2021. The convertible promissory notes converted in connection with the IPO in 2021 and were not outstanding during the nine months ended September 30, 2022. The decrease in other expense was also driven by an increase in interest income of $1.1 million due to higher interest rates on the Company’s short-term investments.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have not yet recognized any revenues from product sales and have incurred significant operating losses and negative cash flows from operations. From incorporation through September 30, 2022, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. In particular, we expect to incur increasing costs in the near term in connection with the commercialization of the G4, which includes, among others, increasing our sales and marketing and other commercialization efforts to drive market adoption and scaling our manufacturing and customer support capabilities. During the nine months ended September 30, 2022, we incurred a net loss of $69.8 million and used $67.2 million of cash in operations. As of September 30, 2022, we had an accumulated deficit of $221.7 million. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $263.8 million.

Our capital obligations include minimum lease payments of $1.3 million for the remainder of 2022, $6.5 million in 2023 and $259.0 million thereafter. Our capital obligations also include minimum payments under our Loan Agreement with Silicon Valley Bank of $0.1 million for the remainder of 2022, $0.7 million in 2023 and $12.2 million thereafter. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products, as such terms are defined in the License Agreement. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The Loan Agreement is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

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

We may need to seek additional financing in the future to support our operations, research and development activities and commercialization plans. If we are not able to generate sufficient revenue to finance our cash requirements, if the maximum availability of $35.5 million under our Loan Agreement is not sufficient to finance our cash requirements, or if we are not able to raise additional capital or enter into financing agreements or arrangements when required on favorable terms, or at all, we may have to delay, reduce the scope of, or discontinue one or more development programs, delay potential commercialization or reduce the scope of our sales or marketing activities and pursue other cost cutting measures, including the reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. We can provide no assurance that we will ever be profitable or generate positive cash flow from operating activities or that, if we achieve profitability, we will be able to sustain it.

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

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(67,177)	$(36,002)
Investing activities	(39,737)	(107,536)
Financing activities	151	371,318
Net (decrease) increase in cash and cash equivalents and restricted cash	$(106,763)	$227,780

Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $67.2 million attributable to a net loss of $69.8 million and changes in working capital of $14.4 million, offset by non-cash charges of $6.5 million. Non-cash charges primarily consisted of $10.6 million of stock-based compensation expense, $2.6 million related to the amortization of the Company's right-of-use lease assets and $2.0 million related to the amortization of premiums on the Company’s short-term investments.

During the nine months ended September 30, 2021, cash used in operating activities was $36.0 million attributable to a net loss of $79.0 million and changes in working capital of $3.1 million, offset by non-cash charges of $39.8 million. Non-cash charges primarily consisted of a $35.2 million change in the fair value of the 2021 Convertible Notes, a $2.2 million change in the fair value of the SVB Warrant liability and $6.3 million of stock-based compensation expense.

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $39.7 million, which related to purchases of available-for-sale securities of $139.2 million and $4.2 million in payments for purchases of property and equipment, offset by proceeds from sales and maturities of available-for-sale securities of $103.7 million.

During the nine months ended September 30, 2021, cash used in investing activities was $107.5 million, which related to purchases of available-for-sale securities of $146.1 million and $3.1 million in payments for purchases of property and equipment, offset by proceeds from sales and maturities of available-for-sale securities of $41.6 million.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $0.2 million, which was primarily related to cash proceeds from issuance of common stock for exercises of stock options under our employee equity incentive plans, offset by repurchases.

During the nine months ended September 30, 2021, cash provided by financing activities was $371.3 million, which was related to proceeds from our initial public offering of $237.9 million and issuance of convertible notes of $130.5 million.

Indebtedness

In November 2019, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) pursuant to which Silicon Valley Bank agreed to lend us up to $15.0 million in a series of term loans (the “2019 SVB Loan”). We borrowed an aggregate of $10.0 million under the 2019 SVB Loan. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (a) 0.65% above the prime rate or (b) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date.

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into an Amended and Restated Loan and Security Agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, our right to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of September 30, 2022, the SVB Loan bears interest at an annual rate of 7.00%. The SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

On September 30, 2022, we entered into an amendment to the 2021 SVB Loan (the “2022 SVB Loan Amendment”). The 2022 SVB Loan Amendment extended the period to draw down the additional tranches totaling $25.0 million from September 30, 2022 to March 31, 2024, provided that in order for us to access the Second Tranche availability we must achieve a six-month trailing revenue hurdle.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended September 30, 2022 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We are a pre-revenue life science technology company and have incurred significant losses since we were formed in 2016. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, continue to enhance and develop our products and implement our business plans and strategies. Our net loss for the nine months ended September 30, 2022 was $69.8 million and for the nine months ended September 30, 2021 was $79.0 million. As of September 30, 2022, we had an accumulated deficit of $221.7 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional funds toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, finalize the development of the PX, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have not recognized any product revenue to date, and we may never generate revenue sufficient to offset our expenses, or at all. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We are a pre-revenue life science technology company and have limited experience developing and commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We commercially launched our first product, the G4, in December of 2021, and have not recognized any revenue to date. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing and commercializing our technologies and products, including developing and commercializing the G4 and developing the PX. We completed our beta pilot program, have concluded our early access program and have commercially launched the G4. Although we commenced shipping the G4 in the second quarter of 2022, we have experienced delays in the scale-up of our manufacturing process for initial G4 units and are focusing efforts to improve this process as we continue to commercialize the G4. The performance of our products in our beta pilot program and early access program may not be indicative of the performance our customers experience following commercial launch. We expect to make modifications to improve the reliability, quality and/or functionality of the G4 as we manufacture the G4 and in response to customer feedback, and we expect the G4 to improve in time as further units are sold; however, there can be no assurance that this will occur or that we will avoid delays in finalizing these improvements. There can be no assurance that we will be able to timely achieve market acceptance for the G4 in the future. We have limited experience manufacturing the G4 for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Further, while we are continuing to develop the PX , we have no experience manufacturing or commercializing the PX. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

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

We expect to be highly dependent upon revenue generated from the sale of the G4 and the planned PX and any delay or failure by us to successfully develop and commercialize the G4 or PX could have a substantial adverse effect on our business and results of operations.

We have completed our beta pilot program for the G4, have concluded our early access program, and have commercially launched the G4. Although we commenced shipping the G4 in the second quarter of 2022, we have experienced delays in the scale-up of our manufacturing process for initial G4 units and are focusing efforts to improve this process as we continue to commercialize the G4. Our second planned product, the PX, is under development. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we plan to initiate in the fourth quarter of 2022, and we plan to expand collaborations with additional potential customers in an early access program, which we plan to initiate in late 2023. As a result, we expect to generate substantially all of our revenue in the near term from the sale of the G4 and in the future from the sale of the planned PX. There can be no assurance of the following: that the G4 will meet the expectations of our customers, including those relating to cost, reliability, performance and features, or otherwise gain market acceptance; that we can manufacture the G4 in commercial quantities; that we will be able to successfully commercialize the G4; or that we will be able to service and maintain the G4 products that we have sold. Further, there is no assurance that we will be able to successfully complete the development of, or commercialize, our planned PX or any other future products or product enhancements we elect to pursue. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurances we will be successful in doing so or doing so on our intended timelines. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause the G4 or our planned PX to not be commercially attractive to our customers.

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

We have very limited operating history in manufacturing, commercializing and providing customer support for our first product, the G4 and have limited history in developing our PX. As a result, our quarterly and annual operating results may fluctuate significantly as we finalize the development of the G4 and begin or continue these new manufacturing, commercialization and customer support activities and continue the development of the PX, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to:

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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of September 30, 2022, we had an accumulated deficit of $221.7 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products. These efforts may prove to be more costly, or take longer, than we currently anticipate. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. We have not recognized any product revenue to date, and we may never generate revenue sufficient to offset our expenses, or at all. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations; recent downward macroeconomic pressures could also materially and adversely impact our business and operations.

The COVID-19 pandemic spread worldwide, and caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. In addition, in response to the COVID-19 pandemic, many state, local and foreign governments put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that impacted our business, personnel, personnel at third-party manufacturing facilities and the availability or cost of materials.

For instance, there were previously standing “stay-at-home” orders in California, and specifically in San Diego County, where our headquarters is located. We have continued to operate within the rules applicable to our business; however, while these mandates have generally expired, a reinstatement of these governmental mandates or institution of other mandates could impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Further, our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which could have an adverse effect on our results of operation and financial condition. Existing pandemic precautions and preventative measures or such precautions or preventative measures that are reinstituted could also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our new headquarters and manufacturing facilities may also be delayed by the reinstitution of COVID-19 related restrictions. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or re-imposes regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

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

Further, the COVID-19 pandemic and its related affects has resulted in, and may continue to result in, downward pressure, extreme volatility, and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, the economy has recently begun to experience a downturn. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

Risks Related to the Development and Commercialization of Our Products

Our efforts to manufacture and commercialize the G4 and to finalize the development and commercially launch our planned PX may not be successful.

With respect to the G4, we completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. Although we commenced shipping the G4 in the second quarter of 2022, we have experienced delays in the scale-up of our manufacturing process for initial G4 units and are focusing efforts to improve this process as we continue to commercialize the G4. With respect to our planned PX, we are currently in an advanced prototype development stage for the initial products. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we plan to initiate in the fourth quarter of 2022, and we plan to expand collaborations with additional potential customers in an early access program, which we plan to initiate in late 2023. Our commercialization and product development plans may not progress as planned or meet our expected timelines or may not be successful due to:

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
•
the continued effect and lasting impact of the COVID-19 pandemic and recent downward macroeconomic pressure;
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

Our planned PX is in the development phase, and is subject to all the risks and uncertainties associated with product development of highly complex and novel life sciences instruments. We have not met a number of technical and performance metrics that we believe will be necessary to achieve prior to commercialization. If we do not achieve the required technical specifications and performance metrics for our planned PX or if development work is not performed according to our planned schedule, then we may not be successful in finalizing our planned PX and its commercial launch may be adversely affected, delayed or not occur at all. Additionally, our planned PX could be subject to redesign or further improvements, and result in delays in finalizing development and commencing commercialization, after feedback from beta collaborators, collaborators in our early access program, and KOLs. Any delay or failure by us to successfully develop, release, commercialize and maintain the PX could have a substantial adverse effect on our business and results of operations.

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

We may seek required funding through issuances of equity or convertible debt securities, entering into additional loan facilities or drawing down additional funds under our SVB Loan. Each of the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. If we raise funds by issuing additional debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Our SVB Loan restricts our ability to pursue certain transactions that we may believe to be in our best interest, including incurring additional indebtedness without the prior written consent of the lender under the SVB Loan. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us.

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

To ensure adequate supply of the G4 to meet demand, we must forecast our future inventory needs and appropriately scale-up our manufacturing operations and personnel. We must also place orders with our third-party suppliers based on such forecasts. Our ability to accurately forecast demand for the G4 could be negatively affected by many factors, including: our ability to timely scale our manufacturing operations and capabilities; the success of our sales and marketing activities; customer acceptance of the G4; and potential adverse impacts resulting from the COVID-19 pandemic and related matters, including supply delays and shortages. These same risks and uncertainties will also apply to our planned PX and any other future products and product enhancements we elect to pursue.

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

As of September 30, 2022, there was $10.5 million of principal owed under our SVB Loan. In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, Silicon Valley Bank could proceed against such assets. Any declaration by Silicon Valley Bank of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

From December 31, 2021 to September 30, 2022, the number of our full-time employees increased from 221 to 269. Since that time, we have continued to increase our employee headcount and expand our operations and expect to continue to do so as we commercialize the G4 and develop the PX. Our recent growth has placed significant strains on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of our planned PX will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4, and continuing to develop our planned PX and then commercializing our planned PX, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in a virtual environment during the COVID-19 pandemic and related governmental work from home mandates. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

To date, the growth of our operations has been organic, and we have limited experience in acquiring or investing in other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Also, our SVB Loan may restrict our ability to pursue certain mergers, acquisitions, amalgamations or consolidations without obtaining the prior consent of Silicon Valley Bank or repaying our outstanding loan amounts. Additionally, future acquisitions or investments could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

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

As of September 30, 2022, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially own approximately 56% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. The SVB Loan also contains a negative covenant that prohibits us from paying dividends subject to limited exceptions. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our existing Shelf Registration Statement and Sales Agreement with Cowen and Company. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Global Select Market. The Sarbanes Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with this current fiscal year, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for the year ended December 31, 2022, as required by Section 404 of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40443	3.1	June 1, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40443	3.2	June 1, 2021
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Company.	8-K	001-40443	3.1	January 26, 2022
10.1†	First Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
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

Singular Genomics Systems, Inc.

Date: November 7, 2022	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)