Form 10-K
period 2022-12-31
Singular Genomics Systems, Inc.
filed 2023-03-02
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission File Number 001-40443

Singular Genomics Systems, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-2948451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

_____________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $214 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 17, 2023 was 71,941,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are hereby incorporated by reference into certain information called for by Part III of this Annual Report on Form 10-K.

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

You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission as exhibits to this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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
•
We have only recently generated revenue and have very limited history in developing and commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.
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

Overview

We are a life science technology company that develops next-generation sequencing and multiomics technologies. The commercially available G4 Sequencing Platform (the “G4”) is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. Our second product in development, the PX system (the “PX”), leverages our proprietary sequencing technology, applying it as an in situ readout to look at RNA and proteins in single cells and tissue. With these products, our mission is to empower researchers and clinicians to advance science and medicine.

We developed a unique and proprietary NGS technology, which we refer to as our Sequencing Engine. This Sequencing Engine is the platform technology of our products and core product tenets: power, speed, flexibility and accuracy. The core of our Sequencing Engine is comprised of unique and proprietary chemistry, including novel chemical compounds, polymers and enzymes. This chemistry is designed to produce high-accuracy sequencing and rapid cycle times that we believe can drive improvements in NGS. To take full advantage of our proprietary chemistry, we have developed and continue to develop purpose-built instrumentation consisting of high-speed, high-resolution imaging and innovative fluidic design. We believe that our Sequencing Engine, together with our proprietary innovations in molecular biology techniques, will enable differentiated applications in fast-growing markets, supported by our intellectual property portfolio.

The G4 is a benchtop next-generation sequencer designed to produce fast and accurate sequencing results. The G4 is designed to target the NGS market in particular applications that require power, speed, flexibility and accuracy. We believe the G4 will expand and accelerate the use of DNA sequencing across a wide range of applications, such as identifying cancer-associated genetic mutations, deep sequencing to detect minimum residual disease in circulating cell-free DNA, profiling the immune system, analyzing single-cell RNA transcription and rapidly sequencing exomes and whole genomes. We are executing a three-step commercialization plan for the G4 consisting of the following: (i) collaborating with select partners to conduct beta pilot tests, which we completed in 2021; (ii) collaborating with potential customers in our early access program, which we concluded in the second quarter of 2022; and (iii) offering the G4 broadly to the market. We commercially launched the G4 in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022.

The PX is our second product in development and is a multiomics platform designed to target the markets for single-cell, spatial analysis and proteomics. The PX will leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. We believe the PX, when launched, will be a high-throughput, versatile platform capable of measuring levels of RNA transcription, protein expression and sequence-specific information directly in cells and tissues. We believe the PX will have broad application across many areas of biology. We are initially focused on applications in oncology and immunology, with future expansion into other applications such as neurology. We are currently in an advanced prototype development stage for the PX. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we initiated in the fourth quarter of 2022 and executed our first technology access partner agreement in February 2023. Following our technology access program, we plan to expand collaborations with additional potential customers in an early access program.

Sequencing Engine

Our Sequencing Engine is the platform technology of our products. The core of the Sequencing Engine is a novel and proprietary sequencing-by-synthesis (“SBS”) chemistry that enables high-accuracy sequencing and rapid cycle times that we believe will drive improvements in NGS. The Sequencing Engine enables performance of highly accurate and massively parallel sequencing at speed. We built the Sequencing Engine from the ground up, and it incorporates the following innovations:

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

Our Products

Our product pipeline comprises two products, each is designed to leverage the Sequencing Engine and purpose-built to address different applications. Our first product, the G4, targets the NGS market. Our second product in development, the PX, combines single cell analysis, spatial analysis, genomics and proteomics in one integrated instrument to offer a versatile multiomics solution. The G4 and PX are each comprised of an instrument and an associated menu of consumable kits.

G4

We surveyed numerous labs and key opinion leaders while developing the G4 to listen to their needs and to identify the limitations of current solutions. In parallel, we engineered an instrument around the Sequencing Engine to address those real-world needs. The G4 consists of our G4 instrument and associated consumables and is designed to seamlessly fit into existing workflows, including library preparation up front and bioinformatics on the back end. It is also designed to provide flexibility in terms of scalable sample volumes with the use of one to four flow cells in a sequencing run. We believe this design will enable customers to better manage a wide range of daily sample volume demands without sacrificing turnaround times or incurring extra expenses from inefficient reagent kit use. We are targeting applications for which we believe power, speed, flexibility and accuracy matter, and where our novel molecular biology methods offer unique advantages.

Capabilities of the G4

The G4 is designed with the following capabilities:

•
Power: We designed the G4 with four flow cells, which we expect will be able to provide over 100 gigabase throughput on each flow cell per run depending on consumable kit and application. This is enough power to sequence a whole genome at 30x coverage on each flow cell in a single run.
•
Speed: We optimized our novel and proprietary chemistry to achieve fast cycle times and built optics and fluidics to leverage it. The G4 is able to achieve cycle times of approximately 2.5 minutes.
•
Flexibility: The G4 has four flow cells. No other sequencer has this type of flexibility that allows a researcher or clinician to run one, two, three or four flow cells at a time on one instrument on a daily basis.
•
Quality and Accuracy: Q30 quality is considered to be the “gold standard” for a sequencer. The G4 provides Q30 or higher quality on 80%−90% of base reads and achieves accuracy of 99.6%−99.9% for 150 base reads.
•
Paired-read sequencing: Our novel method currently allows for flexible read length paired-read sequencing of up to 2x150 cycles.
•
Read lengths: The G4 can sequence in common read configurations for the most common applications and support up to 2x150 read lengths.
•
Workflow: We have designed the G4 for customers to efficiently switch to our products. The upstream workflow and downstream analysis are compatible with many current NGS applications, and to enable this efficiency we have partnered with industry-leading library preparation and data-analysis organizations.

Specialized Applications for the G4

We believe that the G4 has broad potential application across various markets. Additional targeted applications for the G4 include multiple short-read applications with Max Read kits, rare variant detection with high-definition sequencing (“HD-Seq”) and detection of gene fusions with unknown partners or breakpoints with Ring-Seq.

•
Max Read kits for single cell sequencing: Next generation sequencing of short reads has enabled advances in a wide variety of applications, including detection and quantification of RNA in biological samples, cell-free DNA fragment detection and counting, high-throughput NGS barcode sequencing, CRISPR-screens, single-cell analysis, proteomics and others. Short-read NGS is typically performed with one set of single-end or paired-end reads on a single flow cell. Our Max Read kit in development enables multiple sets of independent single-end or paired-end reads on the same flow cell. Compared to conventional NGS formats, this workflow enables higher output of short reads for the same flow cell, without a significant impact on read quality. The Max Read kits boost the potential output of the G4 on single cell applications to an unprecedented 3.2 billion reads per run on a benchtop system.
•
Rare variant detection with HD-Seq: We designed the G4 to support HD-Seq, a unique library prep kit and sequencing method for double-stranded DNA in order to provide higher accuracy than standard single-strand NGS sequencing methods. HD-Seq is expected to enable rare variant detection with higher efficiency and lower costs and is intended to achieve accuracy levels of Q50, which can help differentiate a real mutation from random errors. Accuracy is especially important in oncology for the detection of somatic mutations, including rare single-nucleotide polymorphisms. It is also critical in liquid biopsy where the frequency of mutations in a sample is extremely low. The development of HD-Seq kits is in our product roadmap for future release.
•
Gene fusion detection with Ring-Seq: Gene fusions are an important and actionable type of genetic aberration in cancer. We are developing an elegant, novel method (“Ring-Seq”) for the targeted detection of gene fusions, including those with unknown partners or breakpoints. The method aims to deliver the sensitivity and speed of traditional multiplex polymerase chain reaction (“PCR”)–based assays, but with the ability to detect gene fusions with unknown partners or breakpoints. The method includes an innovative wild-type suppression mechanism to increase sequencing efficiency, resulting in reduced sequencing cost per sample.
•
Extended range sequencing: Other possible applications include extended range sequencing (“XR-Seq”), which would facilitate longer gene sequence reads of up to 3,000 base pairs and support comprehensive analysis of the immune system, particularly the adaptive immune response consisting of B- and T-cells. Based on our analysis of the market opportunity for this technology, including feedback from potential customers, we have reprioritized the development efforts of our other technologies ahead of XR-Seq.

PX

The PX in development is focused on the single cell and spatial analysis markets and consists of the PX instrument and associated consumables. The PX leverages our Sequencing Engine as both a universal detection method and in situ sequencing to enable multiomics analysis of single cells and tissues. The PX is designed to provide high-throughput analysis of nucleic acids and proteins, while also generating high-resolution images of cellular morphology to enable analysis of cellular phenotypes together with spatial context. We believe the PX will eliminate the need for customers to employ multiple systems over several-day workflows, which is required by existing commercial methods. We believe this will enable researchers to perform large-scale experiments that may fundamentally advance our understanding of biology, and, in turn, advance human health.

Capabilities of the PX

We are designing the PX to have the following characteristics, which we believe are important differentiating characteristics of single-cell and spatial analysis approaches:

•
Multiomics detection: We are developing the PX to identify specific RNA and proteins targets using our Sequencing Engine either as a universal detection method or for in situ sequencing. Additionally, we will provide imaging data of cellular morphology (in the case of single-cell analysis) and tissue organization (in the case of spatial analysis). We believe this combination of molecular and phenotypic data will provide significantly more information than is available today with current commercial technologies. The addition of the cellular morphology along with spatial organization of biomolecules within the tissue microenvironment can provide a data-rich solution across many research applications to better understand cell development, maturation and pathogenesis. We believe that the combination of these useful datasets from individual cells will provide a more complete cellular picture as it will combine both phenotypic data along with detailed molecular characterization.
•
High throughput and large scale: We are designing the PX to be high throughput in order to enable researchers to perform large-scale studies that are currently inaccessible but are needed for a more complete characterization and understanding of biology. Current commercially available single cell technologies detect up to 1 million cells in an experiment. The PX will use a well-plate approach designed to process 10,000 to 100,000 cells per well at a throughput of 1 million to 10 million cells in a single run on its 96 well plate. We believe that this will meet the growing need in this market to study millions of cells and the large scale that is currently unattainable today. Similarly, in the spatial market, current commercially available spatial analysis instruments with similar plex (number of target analytes per panel) profiles can run an experiment involving up to 20 tissue samples per day. With the PX, we expect to run up to 96 tissue samples per day, providing researchers with the ability to run at a scale that is not possible today.
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

Applications for the PX

We are developing the PX to have a broad set of applications in single-cell and tissue analysis. Examples of applications for the PX may include and are not limited to the following:

•
Single cell gene expression and proteomics: Targeted gene expression panels and protein panels for specific applications to measure RNA and proteins in combination with morphology data.
•
In situ RNA sequencing: In situ sequencing of selected gene targets directly within each cell or tissue while also simultaneously providing phenotype data.
•
Spatial RNA and proteomics applications for tissue: Targeted panels (with customization available) for specific basic and translational research applications to measure gene transcription and protein expression within tissue and then link this information to additional phenotypic data to help provide biological context.

Key Disease Areas for the PX

We are designing the PX to have broad applicability across multiple large disease areas. Although our initial applications will focus on indications across oncology and immunology, we are designing the PX to possess the foundational technology and capabilities to potentially address additional areas, including neurology and developmental biology. We believe that key existing biological challenges can be addressed through improved multiomics information, higher sample throughput and enhanced spatial context, which we intend to address through the PX. The following large disease areas are examples of where we are designing the PX to address significant challenges.

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
•
Immunology: We anticipate that our in situ sequencing will be valuable for identifying the paired receptor data (light and heavy chains in B-cells or alpha and beta chains in T-cells) that is currently lacking at scale today. By having a high-throughput method that will sequence and retain the linkage of the two chains of the immune receptors, we believe researchers will be able to study the immune repertoire in more depth while also correlating each cell with its cellular phenotype or studying the spatial context of the immune cells within the tumor microenvironment. Additionally, we believe that we will be able to use a DNA-conjugated antibody that recognizes the antigen to confirm the immune cell is binding to a specific antigen. We anticipate this combination of data can provide powerful information to interpret biological function as well as to further characterize immune cell types.

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

Commercialization

Our business model focuses on first driving customer adoption of the G4, followed by the PX. We believe customer adoption will then form a base of users who in turn drive an ongoing revenue stream by purchasing our consumables. We plan to focus our commercial efforts on: (i) expanding the installed base of the G4 and planned PX across a wide array of customer segments; and (ii) driving applications, scale of experimentation and discoveries that lead to increasing utilization of our products by our customers. Similar to our strategy of developing purpose-built products based on feedback from potential customers, we are developing a service and support organization that focuses on creating an unparalleled customer experience.

We are executing a three-step commercialization plan for the G4 consisting of the following: (i) collaborating with select partners to conduct beta pilot tests, which we completed in 2021; (ii) collaborating with potential customers in our early access program, which we concluded in the second quarter of 2022; and (iii) offering the G4 broadly to the market. We commercially launched the G4 in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we initiated in the fourth quarter of 2022 and executed our first technology access partner agreement in February 2023. Following our technology access program, we plan to expand collaborations with additional potential customers in an early access program.

We have built and are continuing to expand our commercial organization to have direct commercial staff in sales, customer support, applications support, field service and marketing and communications. As we continue our commercial rollout, we will need to scale each function within our commercial organization in anticipation of demand and with the intent to deliver exceptional customer experiences. We believe that coupling customer experience with a transformative integrated solution will allow us to deliver substantial value to our customers, build long-term customer loyalty and enhance our competitive differentiation. Additionally, as part of our commercialization strategy, we plan to provide flexible purchase offerings to customers such as in the form of leases, reagent rentals and subscriptions, and we plan to provide discounts to certain customers or other sales incentives, including bulk purchases such as the G4x4, where we package four G4 instruments to be sold together at a discount.

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

Research and Development

The goal of our research and development programs is to accelerate genomics for the advancement of science and medicine. To this end, we focus our research and development efforts on the following areas: improving the performance of our core Sequencing Engine; developing new applications for the G4; developing the PX; and enabling future instruments. Our research and development teams are located in our headquarters in San Diego, California. As of December 31, 2022, we had 134 employees in research and development.

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

As of December 31, 2022, we own or exclusively license twenty-two (22) issued U.S. Utility patents, two (2) issued U.S. Design patents, sixty-four (64) pending U.S. Utility patent applications, nine (9) pending U.S. Design patent applications, eleven (11) issued European Registered Community Design Certificates, nineteen (19) pending European patent applications, one (1) issued Other International (i.e., Australia, Canada, China, Israel, and/or Japan) Design patent, fifteen (15) pending Other International patent applications, twenty-four (24) pending Patent Cooperation Treaty (PCT) patent applications, and forty-five (45) pending U.S. Provisional patent applications. The pending European patent applications were filed in the European Patent Organization (EPO), designating all thirty-eight (38) member countries. Our U.S. owned patents and patent applications, if issued, are expected to expire between 2038 and 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Of these, we exclusively license from The Trustees of Columbia University in the City of New York (“Columbia”) one (1) issued U.S. patent, four (4) pending U.S. Utility patent applications, one (1) pending European patent application, and certain materials and technical information provided by Columbia. The pending European patent application was filed in the EPO, designating all thirty-eight (38) member countries. These patent applications are directed to compositions and methods for sequencing utilizing nucleotides containing disulfide linkers. Our in-licensed patent applications, if issued, are expected to expire in 2036 and 2037, in each case without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

In addition to our reliance on patent protection for our inventions, products and technologies, we also rely on trade secrets, know-how, confidentiality agreements, and continuing technological innovation and licensing opportunities, to develop and maintain our competitive position. For example, some elements of manufacturing processes such as our nucleotide synthesis and flow cell assembly, analytic techniques and assays, imaging and optics implementations, as well as computational algorithms and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. Our success will depend in part on our ability to obtain patent protection for our products and technologies, to preserve our trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products.

We use Singular Genomics®, G4, XR-Seq, XR/T-SEQ, HD-Seq, Max Read, Ring-Seq, and PX as trademarks in the United States and internationally. For one or more of the aforementioned trademarks, we applied for trademark registration in the United States, Australia, Brazil, Canada, China, Europe, Israel, Japan, Mexico, South Korea, Switzerland, and the United Kingdom. This disclosure contains references to our trademark and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this disclosure, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Columbia License Agreement

In August 2016, we entered into an Exclusive License Agreement (the “License Agreement”) with Columbia. The License Agreement includes a number of diligence obligations that require us to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, we pay an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. We have accrued approximately $0.4 million toward these milestones as of December 31, 2022. During each of the years ended December 31, 2022 and 2021, the Company paid approximately $0.1 million to Columbia pursuant to the terms of the License Agreement.

Suppliers and Manufacturing

The majority of our consumable products and instruments are manufactured in-house at our facilities in San Diego, California. These manufacturing operations include the following: instrument assembly and testing, flow cell surface synthesis and flow cell assembly, reagent formulation and cartridge filling, kit assembly and packaging as well as analytical and functional quality control testing. We obtain many components of our instruments and consumables from third-party suppliers. While some of these components are sourced from a single supplier, we have qualified second sources for several of our critical components. However, during 2022, we had experienced delays in the scale-up of our manufacturing process driven in-part by the availability of certain components from our third-party suppliers.

Human Capital

As of December 31, 2022, we had 275 full-time employees, many of whom are based at our headquarters in San Diego, California. Of these employees, 134 were in research and development, 69 were in operations, 26 were in commercial, and 46 were in general and administration. Among our full-time employees, 117 hold advanced degrees in their field of expertise, including 60 who hold doctoral degrees. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Talent Acquisition and Retention

We recognize that our employees are the primary engine of our success. We support business growth by seeking to attract, retain, and engage best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates across the U.S. In 2022, we were successful in hiring key positions throughout the organization that we believe will help accelerate our growth.

Compensation and Benefits

Our compensation philosophy is focused on investing in our workforce by offering competitive and fair compensation and benefits packages. We provide employees with compensation packages that include base salary, short-term incentives such as annual bonuses and commissions, and long-term equity awards. We also offer comprehensive employee benefits, such as life, disability and health insurance, health savings and flexible spending accounts, paid time off, paid parental leave, an employee stock purchase program and a 401(k) plan. We strive to be an employer of choice in our industry by providing market-competitive compensation and benefits packages.

Health, Safety and Wellness

The health, safety and wellness of our employees is a priority. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs. Program benefits are intended to provide our employees with peace of mind concerning events that may require time away from work or that may impact their financial wellbeing.

In response to the COVID-19 pandemic, we had adopted a broad approach to increased safety, including requirements for the wearing of masks and for physical distancing, increased cleaning, readily available hand sanitizing stations, providing personal protective equipment, widespread signage and messaging reminding employees of the importance of these measures and other steps. We also supported access to testing by holding on-site testing clinics available to employees and their family members. We will continue to seek health and safety programs to educate and assist employees when possible.

Diversity, Equity and Inclusion

We believe a diverse workforce is critical to our success. To this end, among other initiatives, we established our employee-led Inclusion Council in 2022. The mission of the Inclusion Council is to create a culture of belonging that fosters connectedness, encourages authentic communication and challenges biases. Through these programs, we aim to provide our employees with an inclusive working environment and opportunities for them to achieve their goals.

Training and Development

We believe in encouraging employees to become lifelong learners by providing ongoing learning and leadership training opportunities. Our scaled learning platform of on-demand and virtual classroom learning focuses on personal and professional development. We also strive to provide real-time recognition of employee performance. Additionally, our formal annual review process is used to determine pay and equity adjustments to recognize individual contributions, as well as identify areas where training and development may be needed.

Employee Communication and Engagement

We value open and direct communication with our employees about their experiences and use a variety of channels to obtain employee feedback, including employee surveys. Our annual employee survey provides us with actionable data at the company, department and managerial level, with upward feedback on performance against expectations. Each year, the input received through these surveys is used to help evolve our working environment and strengthen our culture.

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

We intend to label and sell our products for research use only (“RUO”) and expect to sell our products to academic institutions, life sciences and research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, we believe our products, as we intend to market them, generally are not subject to regulation by the FDA. Rather, while FDA regulations require that research use only products be labeled with – “For Research Use Only. Not for use in diagnostic procedures.” – the regulations do not subject such products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, impose obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by covered entities subject to HIPAA, such as health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates and covered subcontractors that access protected health information. HITECH also created new tiers of civil monetary penalties and made civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

In addition, in the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws state genetic privacy laws, federal and state research laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of health-related and other personal information. Further, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the GDPR, which became effective on May 25, 2018.

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
•
not being required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes”; and

•
not being required to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Facilities

As of December 31, 2022 we leased 135,311 square feet of office, laboratory and manufacturing space in San Diego, California under various leases that expire in 2024, 2026 and 2036.

In January 2022, we entered into a Lease Agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. to lease two buildings (“Building 3” and “Building 4”) to be constructed in connection with One Alexandria Square in La Jolla, California. Building 3 and Building 4 are comprised of 113,094 square feet and 92,572 square feet, respectively, of office and manufacturing space and will serve as the Company’s future headquarters. Per the OAS Lease, the target commencement dates of Building 3 and Building 4 are estimated to be November 1, 2024 and November 1, 2025, respectively, with a base term of 144 months beginning on the commencement date of Building 3.

Corporate and Other Information

We were incorporated in Delaware in 2016. Our principal executive offices are located at 3010 Science Park Road, San Diego, California 92121. Our telephone number is (858) 333-7830. We are subject to the reporting requirements of the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.singulargenomics.com. These reports are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.

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

We have incurred significant losses since we were formed in 2016 and have only recently generated revenue. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, continue to enhance and develop our products and implement our business plans and strategies. Our net loss was $90.9 million and $98.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $242.8 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional funds toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue to commercialize the G4, finalize the development of the PX, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have only recently generated revenue, and we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross margin will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We have only recently generated revenue and have limited experience developing and commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We commercially launched our first product, the G4, in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing and commercializing our technologies and products, including developing and commercializing the G4 and developing the PX. The performance of our products in our beta pilot program and early access program may not be indicative of the performance our customers experience following commercial launch, and we may need to make modifications to improve our products. For example, we expect to make modifications to improve the reliability, quality and/or functionality of the G4 as we manufacture the G4 and in response to customer feedback, and we expect the G4 to improve in time as further units are sold. However, there can be no assurance that this will occur or that we will avoid delays in finalizing these improvements. There can be no assurance that we will be able to timely achieve market acceptance for the G4 in the future. We have limited experience manufacturing the G4 for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Further, while we are continuing to develop the PX, we have no experience manufacturing or commercializing the PX. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

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

We cannot assure investors that we can successfully compete with these competitors or that the G4, our planned PX or any other technologies and products we develop can compete favorably with the offerings from such competitors. We also cannot assure investors that we can successfully defend our technologies and products from lawsuits filed by our competitors without significant expenses, the requirement to complete additional product and technology development, potential manufacturing or commercialization delays, or at all. Further, we cannot assure investors that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, or developed by our customers internally. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to offer products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Many of our competitors have also been able to enter into long-term, exclusive agreements with major potential customers, often by offering favorable pricing and other terms. Until these agreements expire, our ability to place our products with these customers will be limited. Even after exclusive agreements expire, we may not be able to compete with the terms offered by our competitors in their efforts to extend exclusive relationships with these major potential customers. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

We have commercially launched the G4 and began recognizing revenue on sales of the G4 in the fourth quarter of 2022. Our second planned product, the PX, is under development. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we initiated in the fourth quarter of 2022 and executed our first technology access partner agreement in February 2023. Following our technology access program, we plan to expand collaborations with additional potential customers in an early access program. As a result, we expect to generate substantially all of our revenue in the near term from the sale of the G4 and, in the future, from the sale of the G4 and planned PX. There can be no assurance of the following: that the G4 will meet the expectations of our customers, including those relating to cost, reliability, performance and features, or otherwise gain market acceptance; that we can manufacture the G4 in commercial quantities; that we will be able to successfully commercialize the G4; or that we will be able to service and maintain the G4 products that we have sold. Further, there is no assurance that we will be able to successfully complete the development of, or commercialize, our planned PX or any other future products or product enhancements we elect to pursue. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurances we will be successful in doing so or doing so on our intended timelines. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause the G4 or our planned PX to not be commercially attractive to our customers.

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
•
the timing of when we recognize revenue;
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

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If we are unable to commercialize products or generate sufficient revenue, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, it could cause the market price of our common stock to decline.

We expect to continue to incur substantial operating expenses in the future, which will negatively impact our ability to achieve or maintain profitability.

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of December 31, 2022, we had an accumulated deficit of $242.8 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products. These efforts may prove to be more costly, or take longer, than we currently anticipate. We have only recently recognized revenue, and we may never generate revenue sufficient to offset our expenses. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

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

With respect to the G4, we completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. We began recognizing revenue on sales of the G4 in the fourth quarter of 2022. With respect to our planned PX, we are currently in an advanced prototype development stage for the initial products. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we initiated in the fourth quarter of 2022 and executed our first technology access partner agreement in February 2023. Following our technology access program, we plan to expand collaborations with additional potential customers in an early access program. Our commercialization and product development plans may not progress as planned or meet our expected timelines or may not be successful due to:

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

We completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. We began recognizing revenue on sales of the G4 in the fourth quarter of 2022. We are working to expand the capabilities of the G4 by providing novel kits for targeted applications. Any delay or failure by us to successfully develop and release these enhancements could have a substantial adverse effect on our business and results of operations.

Our planned PX is in the development phase and is subject to all the risks and uncertainties associated with product development of highly complex and novel life sciences instruments. We have not met a number of technical and performance metrics that we believe will be necessary to achieve prior to commercialization. If we do not achieve the required technical specifications and performance metrics for our planned PX or if development work is not performed according to our planned schedule, then we may not be successful in finalizing our planned PX and its commercial launch may be adversely affected, delayed or not occur at all. Additionally, our planned PX could be subject to redesign or further improvements, and result in delays in finalizing development and commencing commercialization, after feedback from beta collaborators, collaborators in our early access program, and KOLs. Any delay or failure by us to successfully develop, release, commercialize and maintain the PX could have a substantial adverse effect on our business and results of operations.

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

Based on our current plans, we believe that our current cash and cash equivalents, short-term investments and anticipated cash flow from operations, if any, will be sufficient to meet our anticipated cash requirements for at least 12 months from the date of this report. If our available cash resources and anticipated cash flows from operations, if any, are insufficient to satisfy our liquidity requirements, we may be required to raise significant additional capital to support our continued operations and the implementation of our business plans. Our future funding requirements will depend on many factors, including but not limited to:

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

As of December 31, 2022, there was $10.5 million of principal owed under our SVB Loan (as defined in Note 8 to our financial statements included in Item 8). In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, Silicon Valley Bank could proceed against such assets. Any declaration by Silicon Valley Bank of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, which we expect to continue for the foreseeable future, and we may never achieve profitability. As of December 31, 2022, we had federal and California tax loss carryforwards of approximately $148.6 million and $126.7 million, respectively. As of December 31, 2022, we had federal and state tax credit carry forwards of approximately $6.0 million and $5.8 million, respectively. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes based on restrictions in the Code, which could adversely affect our future cash flows and results of operations.

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

We must successfully increase our manufacturing output to meet our long-term commercialization plans. We currently manufacture the G4 in our facilities in San Diego, California. We have signed a lease for a manufacturing facility that is being constructed at a new location in La Jolla, California to support our growth and commercialization plans. In order to manufacture sufficient G4 instruments and consumables to meet our commercialization plans, we will need to hire and train a sufficient number of manufacturing, engineering and quality personnel. Manufacturing the G4 requires complex processes, and depends on the skill and experience of our manufacturing personnel. The manufacturing process for the G4 also includes sourcing components from various third-party suppliers and then assembling and testing the final product offerings. We must manufacture the G4 in compliance with our demanding specifications in a timely and efficient manner and at an acceptable cost in order to achieve and maintain profitability. We have a limited history of manufacturing and assembling the G4, and, as a result, we may have difficulty manufacturing and assembling sufficient quantities of such products in a timely and cost-effective manner. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. In addition, to manage our manufacturing operations and the supply of components from our third-party suppliers, we will need to forecast anticipated demand to predict our inventory needs from six months to a year in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to allow us to accurately and effectively predict our manufacturing capacity requirements or our need for components from our third-party suppliers, including appropriately anticipating supply shortages or unavailability and fluctuations in the pricing of required components. We may experience delays in obtaining components required for the G4, including due to recent supply chain challenges being experienced in the economy generally, or not have sufficient manufacturing capabilities and personnel for such products, which could impede our ability to manufacture and assemble these products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in production of the G4, including problems with quality control and assurance, component supply shortages or surpluses, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers to the extent we have generated sales. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which could have an adverse effect on our results of operation and financial condition.

We are dependent on single source suppliers for some components to our consumables and the loss of any of these suppliers could harm our business.

We do not have long-term contracts with third-party suppliers from whom we obtain some components to manufacture the G4. We are, therefore, subject to the risk that these third-party suppliers will not continue to provide us with components that meet our specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required components include disruption at or affecting our suppliers’ facilities, such as work stoppages or natural disasters, demand for and availability of raw materials and subcomponents, adverse weather or other conditions that affect their supply, the financial condition of our suppliers and deterioration in our relationships with these suppliers. In addition, we cannot be sure that we will be able to obtain these components on satisfactory terms. Any increase in component costs could reduce any potential future sales and harm our gross margins.

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

The G4 is a complex product with many different components that must work together to obtain the desired results. As such, a quality defect in a single component can compromise the performance of the entire product. In order to successfully generate sufficient revenue from the G4, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Given the complexity of the G4, individual G4 units may require additional installation and service time prior to becoming available for customer use and we may be required to replace lots of reagents or consumables.

We manufacture the G4 at our existing facilities in San Diego, California. We procure certain components of the G4 from third-party suppliers, which include both commonly available raw materials and custom components. Many of these manufacturing processes are complex. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. If we are not able to repeatedly produce the G4 at commercial scale and source required components from third-party suppliers, our business will be adversely impacted.

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

To achieve our operating and strategic goals, we will need to, among other things, reduce the per unit manufacturing cost of the G4. Manufacturing the G4 involves complex processes, and depends on the skills and experience of our manufacturing personnel. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. We may in the future experience delays or low manufacturing yields for the G4. In addition, we will need to continually focus on reducing the per unit manufacturing cost of the G4, which cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving our manufacturing efficiency or increasing our volumes to leverage manufacturing overhead costs. For example, gross margin for the year ended December 31, 2022 is negative as a result of both additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for “white-glove” services to our initial customers, and we will need to improve our gross margins in the future, which we may be unable to achieve. If we are unable to improve our manufacturing efficiency and reduce our manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers. The occurrence of one or more factors that negatively impact the manufacturing or sales of the G4 or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

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

From December 31, 2021 to December 31, 2022, the number of our full-time employees increased from 221to 275. Since that time, we have continued to increase our employee headcount and expand our operations and expect to continue to do so as we commercialize the G4 and develop the PX. Our recent growth has placed significant strains on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of our planned PX will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4, and continuing to develop our planned PX and then commercializing our planned PX, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel devote a substantial amount of time toward maintaining compliance with these requirements and effectively manage these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in a virtual environment during the COVID-19 pandemic and related governmental work from home mandates. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Further, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our common stock.

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

Regardless of whether we are defending against or asserting any intellectual property-related proceeding, any such intellectual property-related proceeding that may be necessary in the future, regardless of outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of such ongoing litigation, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. We may not have sufficient financial or other resources to adequately conduct these types of litigation or proceedings. Any of the foregoing, or any uncertainties resulting from the initiation, continuation and results of any litigation, could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar adverse effect on our business, financial condition, results of operations and prospects.

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

Our success depends in large part on our ability to obtain and maintain intellectual property protection, particularly patents, for our products and technologies in the both the United States and other foreign countries. Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our products and technologies throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Further, certain foreign and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. We have pending U.S. and foreign patent applications in our portfolio, however, we cannot predict:

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

We cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Further, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

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

Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had wrongfully obtained and was using our trade secrets, it would be expensive and time-consuming, it could distract our personnel, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.

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

Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences technology. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Further, in view of these decisions, since December 2014, the USPTO has published and continues to publish revised guidelines for patent examiners to apply when examining process claims for patent eligibility.

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

We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. In return for the use of a third-party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of cost of products or technologies and affect the margins on our products. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product. We may not be able to obtain necessary licenses to patents or patent applications, the commercial release of our products could be delayed and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensor fails to abide by the terms of the license or fails to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable.

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

The exit of the United Kingdom (“UK") from the EU, often referred to as Brexit, also has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the “Extended Adequacy Assessment Period”). Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.

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

While our common stock is traded on the Nasdaq Global Select Market, we currently have a limited trading history and an active trading market may not be sustained. The market price of our common stock has fluctuated and declined substantially and may continue to do so significantly in response to numerous factors, many of which are beyond our control, including:

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

•
our ability to reduce the per unit cost of our commercialized products;
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

As of December 31, 2022, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially own approximately 44% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if many other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that many other stockholders may view as beneficial.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operation could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the implementation of revenue accounting standards, management makes judgments and assumptions based on our interpretations of these standards. The revenue standards are principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply revenue accounting standards. If our assumptions underlying our estimates and judgements relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgements, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Further, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

On July 19, 2022 we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the Securities and Exchange Commission (“SEC”) (that was declared effective on July 27, 2022), which permits us to offer up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also entered into a sales agreement with Cowen and Company, LLC (“Cowen and Company”), pursuant to which we may offer and sell common stock through Cowen and Company from time to time up to an aggregate offering price of $100.0 million (The “Sales Agreement”). Through the date of this filing, we have not sold any shares of our common stock in “at the market” transactions pursuant to the Sales Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Shelf Registration Statement or the Sales Agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock.

Further, we have registered and intend to continue to register all shares of common stock that we may issue under our equity plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

We expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our existing Shelf Registration Statement and Sales Agreement with Cowen and Company. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Global Select Market. The Sarbanes Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing in 2022, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for the year ended December 31, 2022, as required by Section 404 of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we leased 135,311 square feet of office, laboratory and manufacturing space in San Diego, California under various leases that expire in 2024, 2026 and 2036.

In January 2022, we entered into a Lease Agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. to lease two buildings (“Building 3” and “Building 4”) to be constructed in connection with One Alexandria Square in La Jolla, California. Building 3 and Building 4 are comprised of 113,094 square feet and 92,572 square feet, respectively, of office and manufacturing space and will serve as the Company’s future headquarters. Per the OAS Lease, the target commencement dates of Building 3 and Building 4 are estimated to be November 1, 2024 and November 1, 2025, respectively, with a base term of 144 months beginning on the commencement date of Building 3.

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

Holders of Record

As of January 31, 2023, we had 46 holders of record. Certain shares of common stock are held in “street” name, and, accordingly, the number of beneficial owners of such shares of common stock is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

This graph below is not “soliciting material” or deemed “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that section, and shall not be deemed incorporated by reference into this Annual Report or into any other filing of Singular Genomics Systems, Inc. under the Securities Act except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Composite Index. An investment of $100 is assumed to have been made in our common stock and each index at market close on May 27, 2021 (the first day of trading of our common stock), and its relative performance is tracked through December 31, 2022. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return since Inception
among Singular Genomics Systems, Inc, the Nasdaq Composite Index and the Nasdaq Biotechnology Index
$120
$100
$80
$60
$40
$20
$-
5/27/2021
12/31/2021
12/31/2022
Singular Genomics Systems, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

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

Overview

We are a life science technology company that develops next-generation sequencing and multiomics technologies. The commercially available G4 Sequencing Platform is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In development, the PX system leverages our proprietary sequencing technology, applying it as an in situ readout to look at RNA and proteins in single cells and tissue. With these products, our mission is to empower researchers and clinicians to advance science and medicine.

We developed a unique and proprietary NGS technology, which we refer to as our Sequencing Engine. This Sequencing Engine is the platform technology of our products and core product tenets: power, speed, flexibility and accuracy. The core of our Sequencing Engine is comprised of unique and proprietary chemistry, including novel chemical compounds, polymers and enzymes. This chemistry is designed to produce high-accuracy sequencing and rapid cycle times that we believe can drive improvements in NGS. To take full advantage of our proprietary chemistry, we have developed and continue to develop purpose-built instrumentation consisting of high-speed, high-resolution imaging and innovative fluidic design. We believe that our Sequencing Engine, together with our proprietary innovations in molecular biology techniques, will enable differentiated applications in fast-growing markets, supported by our intellectual property portfolio.

The G4 is a benchtop next-generation sequencer designed to produce fast and accurate sequencing results. The G4 is designed to target the NGS market in particular applications that require power, speed, flexibility and accuracy. We believe the G4 will expand and accelerate the use of DNA sequencing across a wide range of applications, such as identifying cancer-associated genetic mutations, deep sequencing to detect minimum residual disease in circulating cell-free DNA, profiling the immune system, analyzing single-cell RNA transcription and rapidly sequencing exomes and whole genomes. We are executing a three-step commercialization plan for the G4 consisting of the following: (i) collaborating with select partners to conduct beta pilot tests, which we completed in 2021; (ii) collaborating with potential customers in our early access program, which we concluded in the second quarter of 2022; and (iii) offering the G4 broadly to the market. We commercially launched the G4 in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022.

The PX is our second product in development and is a multiomics platform designed to target the markets for single-cell, spatial analysis and proteomics. The PX will leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. We believe the PX, when launched, will be a high-throughput, versatile platform capable of measuring levels of RNA transcription, protein expression and sequence-specific information directly in cells and tissues. We believe the PX will have broad application across many areas of biology. We are initially focused on applications in oncology and immunology, with future expansion into other applications such as neurology. We are currently in an advanced prototype development stage for the PX. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we initiated in the fourth quarter of 2022 and executed our first technology access partner agreement in February 2023. Following our technology access program, we plan to expand collaborations with additional potential customers in an early access program.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the year ended December 31, 2022, we incurred a net loss of $90.9 million and used $87.1 million of cash in our operations. As of December 31, 2022, we had an accumulated deficit of $242.8 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our planned commercialization and research and development activities.

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

From the date of our incorporation through December 31, 2022, we have financed our operations primarily through private placements of convertible preferred stock, convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our loan agreement with Silicon Valley Bank (the “Loan Agreement”). As of December 31, 2022, we had cash, cash equivalents and short-term investments of $244.6 million.

We expect our expenses to increase significantly in connection with our ongoing activities as we:

•
continue to commercialize and enhance the G4;
•
continue to develop our planned PX;
•
attract, hire and retain qualified personnel;
•
continue to expand our sales, marketing, service, support and distribution infrastructure to support our commercialization plans and engage in commercialization activities;
•
build-out and expand our in-house manufacturing capabilities and engage in larger scale manufacturing activities;
•
continue to engage in research and development of other products and enhancements;
•
implement operational, financial and management information systems; and
•
obtain, maintain, expand and protect our intellectual property portfolio.

Key Factors Affecting Our Performance

We believe that our financial performance is and will continue to be driven primarily by the factors below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to grow our business and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described under the section titled “Risk Factors” elsewhere in this report.

Commercial adoption of the G4 and planned PX

Our financial performance will be driven by, and a key factor to our future success will be, the rate of commercial adoption of the G4 and planned PX. We have commercially launched the G4 through a direct sales and marketing organization in the United States. In the future, we plan sell and support our products in the European Union, United Kingdom, Asia Pacific and Japan, either through direct sales or through established distribution networks. Throughout our commercial rollout, we aim to grow our sales and marketing team to foster deep customer relationships and to establish and grow distribution networks capable of deploying our products in select areas of the world. We also expect to offer different access options, including lease options, for our products to meet each customer’s needs. As a result, we will aim to increase the installed base of the G4 and our planned PX.

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

Revenue mix between our instruments and consumables, and gross margin

The revenue we have generated and any revenue we generate in the future was and will be derived from sales of our instruments, consumables and services. Initially, our revenue has been and will be derived principally from sales of instruments. As we drive utilization of the G4, and customers begin utilizing more of our consumables, we estimate that the portion of our revenue from sales of our consumables will grow over time. We expect the revenue contribution from our consumables to vary on a quarterly basis due to several factors, including the timing and number of publications of scientific papers demonstrating the value of our consumables, the availability of grants to fund research, budgetary timing and our introduction of new product features and new consumables offerings. Additionally, we expect the mix and variance of sales between our instruments and consumables to cause our gross margin to vary on a quarterly basis.

Rate of investment in our growth

As we continue to commercialize the G4 and, once developed and commercially launched, the PX, we expect to continue investing in our manufacturing capabilities and commercial infrastructure. Additionally, we plan to further invest in research and development as we hire employees with the necessary scientific and technical backgrounds to enhance and expand our existing products and help us bring new products to market, and we expect to incur additional research and development expenses as a result. We also plan to invest in sales and marketing activities and expect to incur additional general and administrative expenses as we support our growth and our operations as a commercial-stage company.

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

COVID-19 Pandemic

We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, as well as on our industry and the healthcare system. The COVID-19 pandemic and efforts to reduce its spread adversely impacted our business and operations, and depending on further outbreaks and related responses, may impact our business in the future. We have continued to operate within the rules applicable to our business; however, while many of these mandates have expired, an extended implementation of these governmental mandates or institution of other mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. Additionally, we have experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Any pandemic precautions and preventative measures still in effect may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our products, training such customers on our products and their ability to conduct research. The ongoing build-out of our planned future headquarters and manufacturing facilities may also be delayed by COVID-19 related restrictions that remain in effect. The COVID-19 pandemic also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements, or continues to maintain regulatory requirements or changes existing laws, regulations and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

Results and Components of Operations

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$765	$-	$765	100%
Cost of revenue	789		789	100%
Gross margin	(24)	-	(24)	-100%
Operating expenses:
Research and development	46,199	32,655	13,544	41%
Selling, general and administrative	47,264	28,624	18,640	65%
Total operating expenses	93,463	61,279	32,184	53%
Loss from operations	(93,487)	(61,279)	(32,208)	53%
Other income (expense):
Interest expense	(763)	(846)	83	-10%
Change in fair value of convertible promissory notes	-	(35,199)	35,199	-100%
Change in fair value of warrant liability	-	(2,180)	2,180	-100%
Interest and other income	3,371	733	2,638	360%
Total other income (expense)	2,608	(37,492)	40,100	-107%
Net loss	$(90,879)	$(98,771)	$7,892	8%

Revenue, Cost of Revenue and Gross Margin

We generate revenue from sales of products which consist of the G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Once the Company generates sufficient history of successful customer acceptances for instruments, the Company intends to recognize revenue for instruments generally upon shipment to the customer. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of extended warranty–type services, is recognized over the applicable service period. When we sell multiple products, also referred to as performance obligations, in one contract, revenue is allocated to each of those performance obligations. This results in revenue being deferred for performance obligations to be satisfied in the future, such as services and discounted consumables. During the year ended December 31, 2022 we recognized revenue on instruments and consumables of approximately $748,000 and approximately $17,000, respectively. We did not recognize service revenue for the year ended December 31, 2022.

Cost of revenue consists primarily of the direct costs of the materials and labor to build our products, overhead such as facilities and indirect labor that support manufacturing, shipping costs, and the labor and direct costs to install the G4. Cost of revenue also includes estimated costs to satisfy customary assurance-type warranties.

Our gross margin for the year ended December 31, 2022 is negative as a result of both additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for “white-glove” services to our initial customers. We expect our gross margins to improve over time both as we phase-out incentives and enhanced services for early customers and as we increase our manufacturing efficiency.

The following tables summarizes our revenue, cost of revenue and gross margin for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$765	$-	$765	100%
Cost of revenue	789		789	100%
Gross margin	$(24)	$-	$(24)	100%

Research and Development Expense

Research and development expenses consist primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel engaged in research and development activities; consultant fees; fees incurred under intellectual property license agreements; laboratory supplies and development compound materials; and allocated facilities and depreciation costs. All research and development costs are charged to expense as incurred.

We plan to continue to increase our investment in our research and development efforts related to our product development pipeline and our proprietary technology, including related to the G4 and planned PX. Therefore, we expect our research and development expenses will increase as we incur expenses associated with hiring additional personnel and purchasing supplies and materials to support our research and development efforts.

The following table summarizes our research and development expense for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$46,199	$32,655	$13,544	41%

Research and development expense increased by $13.5 million, or 41%, in the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $6.7 million in employee compensation costs, including $1.6 million of stock-based compensation, to support the development efforts of the G4 and our beta development of the PX. Other increases include $1.1 million in laboratory materials, supplies and reagents used for in-house research, $4.7 million related to the expansion of our facilities and increase in information technology spend, $0.8 million related to increase in depreciation and $0.2 million related to other various research and development activities.

Selling, General and Administrative Expense

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

We plan to continue to increase our investment in our personnel as we grow, particularly in the areas of sales and customer support and expect that are expenses related to our growth in sales personnel and customer support will continue to increase. We also have incurred and expect to continue to incur additional costs as a result of operating as a public company. As a result of our continued investment in our personnel, we expect our selling, general and administrative expenses will increase in future periods.

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$47,264	$28,624	$18,640	65%

Selling, general and administrative expenses increased by $18.6 million, or 65%, in the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an $11.6 million increase in employee compensation costs, including $2.8 million of stock-based compensation costs, as a result of hiring personnel to support our growth and commercialization. Other increases include $2.3 million related to the expansion of our facilities and increase in information technology spend, $0.5 million related to an increase in depreciation, $2.4 million in professional and consulting fees related to insurance, legal, audit, marketing services, and other costs associated with becoming a public company, and $1.8 million of various other administrative expenses to support growing headcount.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, and expenses recorded for the changes in fair value of our convertible notes and warrant liability incurred prior to and up to our IPO.

Interest Expense—Interest expense consists of interest related to our Loan Agreement with Silicon Valley Bank, including amortization of the debt issuance cost.

Change in Fair Value of Convertible Promissory Notes—Prior to the IPO, we accounted for the convertible promissory notes (the “2021 Convertible Notes”) in accordance with the provisions of Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We adjusted the carrying value of the liability for the 2021 Convertible Notes to its estimated fair value at the end of each reporting period through conversion, with increases in fair value recorded as other income or expense in the statements of operations.

Change in Fair Value of Warrant Liability—Prior to the IPO, we accounted for the warrant for preferred stock (the “SVB Warrant”, see Note 8 to our financial statements included in Item 8) in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, which requires that warrants for the purchase of shares in contingently redeemable instruments be accounted for as liabilities. We adjusted the carrying value of such warrant liability to its estimated fair value at the end of each reporting period through conversion, with increases or decreases in fair value recorded as other income or expense in the statements of operations.

Interest and Other Income—Interest income consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in corporate notes, government notes and money market funds. Other income primarily includes certain tax credits received.

The following table summarizes our other income (expense) for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest expense	$(763)	$(846)	$83	-10%
Change in fair value of convertible promissory notes	-	(35,199)	35,199	-100%
Change in fair value of warrant liability	-	(2,180)	2,180	-100%
Interest and other income	3,371	733	2,638	360%
Total	$2,608	$(37,492)	$40,100	-107%

Other expense decreased by $40.1 million in the year ended December 31, 2022 compared to the same period in 2021, resulting in $2.6 million of other income in 2022, primarily due to the exclusion of the $37.4 million of changes in fair value of our convertible promissory notes and warrant liability in the current year, as these instruments were converted in connection with the IPO in 2021. Additionally, we earned an additional $2.6 million of interest income in 2022 compared to 2021 due to increases in interest rates during 2022.

Liquidity and Capital Resources

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating commercialization of our G4, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant operating losses and negative cash flows from operations and have only recently recognized any revenue from product sales. From incorporation in June 2016 through December 31, 2022, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities. In particular, we expect to incur increasing costs in the near term in connection with the commercialization of the G4, which includes, among others, increasing our sales and marketing and other commercialization efforts to drive market adoption and scaling our manufacturing and customer support capabilities. During the year ended December 31, 2022, we incurred a net loss of $90.9 million and used $87.1 million of cash in operations. As of December 31, 2022, we had an accumulated deficit of $242.8 million. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $244.6 million.

Our capital obligations include minimum lease payments and minimum payments under our Loan Agreement with Silicon Valley Bank totaling $7.4 million in 2023 and $10.4 million in 2024. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products, as such terms are defined in the License Agreement. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. We have accrued approximately $0.4 million toward these milestones as of December 31, 2022. Our leases and the License Agreement are further described in Note 9 to the audited financial statements contained elsewhere in this report. The Loan Agreement is further described in Note 8 to the audited financial statements contained elsewhere in this report.

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

On July 19, 2022, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the Securities and Exchange Commission (“SEC”) (that was declared effective by the SEC on July 27, 2022), which permits us to offer up to $250 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also filed a sales agreement prospectus covering the “at the market” offerings, pursuant to which we may offer and sell up to $100 million of our common stock under a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC. Through the date of this filing, we have not sold any shares of our common stock in “at the market” transactions pursuant to the Sales Agreement.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(87,094)	$(51,701)
Investing activities	(39,566)	(130,861)
Financing activities	901	372,128
Net (decrease) increase in cash and cash equivalents and restricted cash	$(125,759)	$189,566

Operating Activities

During the year ended December 31, 2022, cash used in operating activities was $87.1 million attributable to a net loss of $90.9 million and a net increase in our working capital of $16.8 million primarily due to increased inventory to support projected demand, offset by non-cash charges of $20.6 million. Non-cash charges primarily consisted of $13.7 million of stock-based compensation expense, $3.6 million of amortization of our right-of-use lease assets and $2.4 million of depreciation.

During the year ended December 31, 2021, cash used in operating activities was $51.7 million attributable to a net loss of $98.8 million and a net change in our working capital of $2.9 million, offset by non-cash charges of $50.0 million Non-cash charges primarily consisted of a $35.2 million change in the fair value of the 2021 Convertible Notes, $9.2 million of stock-based compensation expense, and a $2.2 million change in the fair value of warrants.

Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $39.6 million, which related to purchases of available-for-sale securities of $174.7 million, net of proceeds from maturities and sales of available-for-sale securities of $141.2 million, in addition to $4.9 million in payments related to purchases of property and equipment.

During the year ended December 31, 2021, cash used in investing activities was $130.9 million, which related to purchases of available-for-sale securities of $195.7 million, net of proceeds from maturities and sales of available-for-sale securities of $69.7 million, in addition to $4.9 million in payments related to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was approximately $0.9 million, which was primarily related to proceeds from the issuance of common stock under the Company’s employee stock purchase plan of $1.2 million, offset by repurchases under the Company’s equity incentive plan, net of proceeds, of $0.3 million.

During the year ended December 31, 2021, cash provided by financing activities was $372.1 million, which was primarily related to the net proceeds from our IPO of $237.2 million, proceeds from the issuance of the 2021 Convertible Notes of $130.5 million and cash received related to exercise of stock options of $3.7 million.

Indebtedness

In November 2019, we entered into a loan and security agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank agreed to lend us up to $15.0 million in a series of term loans (the “2019 SVB Loan”). Contemporaneously, we borrowed $2.5 million in the first of three draw-downs available under the 2019 SVB Loan. In March 2020, we borrowed an additional $7.5 million as a second draw. The 2019 SVB Loan was previously set to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (a) 0.65% above the prime rate or (b) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date.

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into the Loan Agreement (the “2021 SVB” Loan together with the 2019 SVB Loan, the “SVB Loans”) with Silicon Valley Bank. The 2021 SVB Loan provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million; and (iii) subject to Silicon Valley Bank’s approval, our right to request that Silicon Valley Bank make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (a) 0.75% plus the prime rate as reported in The Wall Street Journal and (b) 4.00%. The 2021 SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (“Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

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

We calculate the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, we use our incremental borrowing rate based on information available at the date of lease commencement. The incremental borrowing rate is the estimated rate of interest that we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over the expected lease term. Determining the incremental borrowing rate requires using assumptions that require management’s judgment. The assumptions used in estimating the incremental borrowing rate include our recent borrowing activity and industry data for loans with similar terms. Changes to any of these assumptions would impact our estimate of our incremental borrowing rate and thus could significantly impact the value recorded for our lease liabilities and ROU lease assets.

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

Inputs to the Black-Scholes option pricing model are subjective and generally require the use of judgment. Changes in the assumptions can materially affect how much stock-based compensation is recognized. These inputs are as follows:

•
Fair value of common stock—For awards granted prior to the IPO, when there was no public market for our common stock, the grant date fair value of our common stock was determined by our board of directors based in part on valuations of our common stock prepared by a third-party valuation specialist. For awards granted after the IPO, the fair value of common stock is the closing price per share of our common stock on the grant date as reported on the Nasdaq Global Select Market.
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
•
Expected volatility—We had no publicly available stock price information prior to our IPO and have limited publicly available stock price information since our IPO; therefore, we used the historical volatility of the stock price of similar publicly traded companies. The historical volatility is calculated based on a period of time commensurate with the expected term.
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

Off–Balance Sheet Arrangements

Since our inception, we have not engaged in any off–balance sheet arrangements, as such term is defined in the rules and regulations of the SEC.

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
•
not being required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes”; and
•
not being required to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Inflation Risk

We do not believe that inflation has had a material adverse effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Singular Genomics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Singular Genomics Systems, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016‑02

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

San Diego, California
March 2, 2023

Singular Genomics Systems, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$74,266	$201,049
Short-term investments	170,310	138,174
Accounts receivable	913	-
Inventory	18,221	3,011
Prepaid expenses and other current assets	4,722	5,526
Total current assets	268,432	347,760
Right-of-use lease assets	45,896	-
Property and equipment, net	10,784	6,072
Restricted cash	1,711	687
Other noncurrent assets	1,152	1,129
Total assets	$327,975	$355,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,099	$2,348
Accrued expenses	4,583	4,278
Lease liabilities, current	6,323	-
Other current liabilities	113	118
Total current liabilities	14,118	6,744
Lease liabilities, noncurrent	42,456	-
Long-term debt, net of issuance costs	10,065	9,904
Other noncurrent liabilities	1,015	2,827
Total liabilities	67,654	19,475
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A common stock equivalent convertible preferred stock, $0.0001 par value; 7,000 shares authorized, 2,500 and no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 71,854,688 and 72,438,742 shares outstanding at December 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	503,926	488,200
Accumulated other comprehensive loss	(837)	(138)
Accumulated deficit	(242,775)	(151,896)
Total stockholders’ equity	260,321	336,173
Total liabilities and stockholders’ equity	$327,975	$355,648

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021

Revenue	$765	$-
Cost of revenue	789	-
Gross margin	(24)	-
Operating expenses:
Research and development	46,199	32,655
Selling, general and administrative	47,264	28,624
Total operating expenses	93,463	61,279
Loss from operations	(93,487)	(61,279)
Other income (expense):
Interest expense	(763)	(846)
Change in fair value of convertible promissory notes	-	(35,199)
Change in fair value of warrant liability	-	(2,180)
Interest and other income	3,371	733
Total other income (expense)	2,608	(37,492)
Net loss	$(90,879)	$(98,771)
Net loss per share:
Basic and diluted net loss per share	$(1.28)	$(2.10)
Weighted-average shares used to compute basic and diluted net loss per share	71,148,076	47,023,048

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(90,879)	$(98,771)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(699)	(155)
Comprehensive loss	$(91,578)	$(98,926)

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	6,520,790	$4,486	12,932,429	$19,908	19,373,169	$44,790	-	$-	10,816,937	$1	$1,552	$17	$(53,125)	$(51,555)
Vesting of common stock issued for early exercise of stock options							-	-	1,279,865	-	798	-	-	798
Issuance of common stock in connection with exercise of stock options							-	-	2,077,291	-	1,160	-	-	1,160
Stock-based compensation									-	-	9,231	-	-	9,231
Conversion of preferred stock into common stock	(6,520,790)	(4,486)	(12,932,429)	(19,908)	(19,373,169)	(44,790)	-	-	38,826,388	4	69,180	-	-	69,184
Conversion of the convertible promissory notes into common stock							-	-	7,531,777	1	165,698	-	-	165,699
Issuance of common stock upon initial public offering, net of issuance costs									11,730,000	1	237,198	-	-	237,199
Cashless exercise of common stock warrant							-	-	117,088	-	2,631	-	-	2,631
Unrealized loss on available- for-sale marketable securities							-	-	-	-	-	(155)	-	(155)
Issuance of common stock in connection with Employee Stock Purchase Program									59,396	-	752	-	-	752
Net loss							-	-	-	-	-	-	(98,771)	(98,771)
Balance at December 30, 2021	-	$-	-	$-	-	$-	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173
Exchange of common stock for Series A common stock equivalent convertible preferred stock							2,500	-	(2,500,000)	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	-	-	-	-	-	-	1,015,695	-	705	-	-	705
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	-	-	385,824	-	172	-	-	172
Issuance of common stock in connection with Employee Stock Purchase Program	-	-	-	-	-	-	-	-	514,427	-	1,180	-	-	1,180
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	13,669	-	-	13,669
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	-	-	-	-	-	-	(699)	-	(699)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(90,879)	(90,879)
Balance at December 30, 2022	-	$-	-	$-	-	$-	2,500	$-	71,854,688	$7	$503,926	$(837)	$(242,775)	$260,321

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(90,879)	$(98,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,669	9,231
Amortization of right-of-use lease assets	3,601	-
Amortization of premium on short-term investments	676	1,865
Depreciation	2,431	1,133
Accretion of debt issuance costs	165	279
Loss on disposal of property and equipment	60	94
Change in fair value of convertible promissory notes	-	35,199
Change in fair value of warrant liability	-	2,180
Changes in operating assets and liabilities:
Accounts receivable	(913)	-
Inventory	(13,487)	-
Prepaid expenses and other current assets	604	(6,851)
Other noncurrent assets	(892)	(1,048)
Accounts payable	(1,168)	1,854
Accrued expenses	79	2,686
Other current liabilities	81	(176)
Lease liabilities	(1,208)	-
Other noncurrent liabilities	87	624
Net cash used in operating activities	(87,094)	(51,701)
Investing activities
Purchases of short-term investments	(174,713)	(195,684)
Maturities of short-term investments	119,647	33,688
Sales of short-term investments	21,522	35,999
Purchases of property and equipment	(6,022)	(4,864)
Net cash used in investing activities	(39,566)	(130,861)
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,180	752
Proceeds from issuance of common stock under equity incentive plans	171	3,615
Repurchases of common stock under equity incentive plans	(450)	(38)
Proceeds from initial public offering, net of issuance costs	-	237,199
Proceeds from issuance of convertible promissory notes	-	130,500
Proceeds from issuance of debt	-	10,500
Repayments of debt principal and issuance costs in connection with refinancing	-	(10,400)
Net cash provided by financing activities	901	372,128
Net (decrease) increase in cash and cash equivalents and restricted cash	(125,759)	189,566
Cash and cash equivalents and restricted cash, beginning of year	201,736	12,170
Cash and cash equivalents and restricted cash, end of year	$75,977	$201,736

Supplemental disclosure for cash activities
Interest paid	$561	$569
Supplemental disclosure for non-cash activities
Initial lease liability recognized upon lease commencements during the period	$43,231	$-
Initial lease liability recognized upon adoption of ASC 842	$7,074	$-
Purchases of inventory included in accounts payable	$1,601	$-
Noncurrent deposit transferred to property and equipment	$759	$-
Vesting of common stock issued for early exercise of stock options	$705	$798
Reduction of lease liability for lease termination	$334	$-
Purchases of property and equipment included in accounts payable	$318	$67
Purchases of inventory included in accrued expenses	$226	$-
Inventory transferred to property and equipment	$104	$-
Conversion of convertible promissory notes to common stock	$-	$165,699
Conversion of preferred stock to common stock	$-	$69,184
Cashless warrant exercise	$-	$300

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Notes to Financial Statements

1. Business

Description of Business

Singular Genomics Systems, Inc. (the “Company”) is a life science technology company that develops next-generation sequencing and multiomics technologies. The commercially available G4 Sequencing Platform is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In development, the PX system leverages the Company’s proprietary sequencing technology, applying it as an in situ readout to look at RNA and proteins in single cells and tissue. With these products, the Company’s mission is to empower researchers and clinicians to advance science and medicine.

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
•
the outstanding principal and interest amount of convertible promissory notes (the “2021 Convertible Notes”) converted into 7,531,777 shares of common stock; and
•
a warrant to purchase 129,156 shares of convertible preferred stock (the “SVB Warrant”) was automatically adjusted to become a warrant to purchase an equivalent number of shares of common stock.

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of December 31, 2022 and December 31, 2021, had an accumulated deficit of $242.8 million and $151.9 million, respectively. The Company has a limited operating history and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through December 31, 2022, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of December 31, 2022, the Company had cash, cash equivalents and short-term investments of $244.6 million. The Company believes that its cash, cash equivalents and short-term investments as of December 31, 2022 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may significantly differ from these estimates and assumptions. For the year ended December 31, 2021, significant estimates and assumptions include the fair value of the 2021 Convertible Notes, the fair value of the liability for the SVB Warrant, the fair value of the Company’s preferred and common stock and stock-based compensation. After December 31, 2021, significant estimates and assumptions include the value of lease liabilities and right-of-use lease assets.

Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents

Cash and cash equivalents include cash readily available in checking, savings, money market funds and sweep accounts. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash is held in a separate restricted bank account as the collateral for the security deposits on three executed lease agreements. The Company has classified restricted cash as noncurrent on its balance sheets.

The following table provides a summary of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$74,266	$201,049
Restricted cash	1,711	687
Total	$75,977	$201,736

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

Short-term Investments

As of December 31, 2022 and December 31, 2021, short-term investments primarily consisted of U.S. Treasury securities, asset-backed securities and corporate debt securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the positive intent to hold those securities to maturity. They are not considered trading securities because they are not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available to use to fund current operations, and the Company has the ability and intent to do so. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The Company evaluates its investments in securities that are in an unrealized loss position quarterly to determine if those securities are other-than-temporarily impaired. If the Company intends to sell or if it is more likely than not that the Company will be required to sell those securities prior to the recovery of their book value, then those securities would be considered other-than-temporarily-impaired, and the Company would record this impairment as a loss through other income (expense). During the years ended December 31, 2022 and 2021, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

The following tables summarize the short-term investments held at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,776	$(244)	$62,532
Asset-backed securities	6,351	(40)	6,311
Corporate debt securities	102,020	(553)	101,467
Total	$171,147	$(837)	$170,310

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$21,172	$(25)	$21,147
Corporate debt securities	117,140	(113)	117,027
Total	$138,312	$(138)	$138,174

The following table summarizes contractual maturities of available-for-sale securities held at December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Due within one year	$155,920	$94,085
After one but within five years	14,390	44,089
Total	$170,310	$138,174

Property and Equipment, Net

Property and equipment, net, which consists of lab equipment, computers and software, furniture and fixtures, leasehold improvements and construction in process, are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the remaining life of the lease or the useful life of the asset, whichever is shorter. Construction in process is not depreciated until placed into service. Repairs and maintenance costs are charged to expense as incurred.

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

Inventory in the prior year’s financial statements have been reclassified to conform to the current presentation on the balance sheets and statements of cash flows. No subtotals in the prior year financial statements were impacted as a result.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment and right-of-use lease assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the year ended December 31, 2022 and December 31, 2021, respectively.

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

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for its 2021 Convertible Notes and SVB Warrant. Changes in the fair value of the 2021 Convertible Notes and the SVB Warrant were recorded in the statements of operations. As a result of applying the fair value option, direct costs and fees related to the 2021 Convertible Notes were recognized as incurred and not deferred. In June 2021, in connection with the IPO completion, the 2021 Convertible Notes converted into the Company’s common stock and the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock.

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

Revenue Recognition

The Company generates revenue from sales of products which consist of the G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of assurance-type services, is recognized over the applicable service period.

Revenue is recorded net of discounts and sales taxes. The Company invoices its customers for instruments generally upon acceptance, for consumables generally on delivery, and for services generally in advance of the service period. Invoice terms are generally net 30 days. Cash received from customers in advance of revenue recognition is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.

The Company regularly enters into contracts that include a combination of products and services, which are distinct within the context of the contract and are accounted for as separate performance obligations. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. Until the Company has sufficient volume of historical sales data for each performance obligation, the Company determines the standalone selling price using observable prices when available and with consideration of current market conditions which is primarily based on prices set by management, adjusted for applicable discounts. The Company then recognizes revenue for each performance obligation as that performance obligations is satisfied as discussed above.

For the year ended December 31, 2022 and 2021, the Company recognized $0.8 million and $0 of revenue related to sales of instruments and consumables products. Contract liabilities, which consists of deferred revenue, as of December 31, 2022 and December 31, 2021 were $0.1 million and $0, respectively, were recorded as other noncurrent liabilities. Deferred revenue represents the value of performance obligations that have been invoiced but for which revenue has not yet been earned.

For the year ended December 31, 2022, all of the Company’s revenue was generated within the United Sates. During the period, the Company generated all of its revenue from three customers.

Cost of Revenue

Cost of revenue consists primarily of the direct costs of the materials and labor to build our products, overhead such as facilities and indirect labor that support manufacturing, shipping and handling costs, and the labor and direct costs to install the G4. Cost of revenue also includes estimated costs to satisfy customary assurance-type warranty provisions.

Research and Development Expense

The Company’s research and development expense consists primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel engaged in research and development activities; fees paid to consultants; license fees paid to third parties for use of their intellectual property, laboratory supplies and development materials; allocated information technology and facilities costs; and depreciation. Research and development costs are charged to expense as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as selling, general and administrative expenses within the Company’s statements of operations and expensed as incurred since recoverability of such expenditures is uncertain.

Issuance Costs Related to Equity and Debt

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of debt is recorded as a direct reduction of the carrying amount of the debt liability, limited to the notional value of the debt. The Company accounts for the Silicon Valley Bank loan (see Note 8) as a liability measured at amortized cost and amortizes the related debt discount to interest expense using the effective interest method over the expected term of the debt.

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

Other Comprehensive Loss

Other comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive loss is unrealized loss on available-for-sale securities, which have been reflected in the statements of comprehensive loss and as a separate component in the statements of preferred stock and stockholders’ equity (deficit).

Net Loss per Share

In periods of net loss, basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Outstanding stock options, convertible preferred stock and shares of common stock subject to repurchase by the Company are excluded from the calculation of diluted net loss per common share for the periods presented as their effect would be anti-dilutive. Thus, for all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.

Segment Information

Operating segments are components of a public entity that: (i) engage in business activities from which they may recognize revenues and incur expenses; (ii) have operating results that are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. The Company views its operations and manages its business as one operating segment, and thus has one reportable segment. The Company’s long-lived assets are located in the United States.

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

Recent Accounting Pronouncements—Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, with early adoption permitted. The Company does not anticipate adoption of this standard will have a material impact on its financial statements as the Company’s trade receivables balance is not material to the financial statements as a whole, and the Company’s investment portfolio is composed of diversified investment-grade securities that the Company believes present a lower credit loss risk. Further, the Company does not presently intend to sell, nor is more likely than not that the Company will be required to sell, securities in an unrealized loss position prior to the recovery of their book value.

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

None of the Company’s assets or liabilities are recorded at fair value on a recurring basis other than cash and cash equivalents, short-term investments. No transfers between levels occurred during the periods presented. The fair value of short-term investments is based on market prices quoted on the last day of the fiscal period or other observable market inputs.

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash	$48,690	$-	$-	$48,690
Money market funds	25,576	-	-	25,576
Total cash and cash equivalents	74,266	-	-	74,266
Short-term investments
U.S. Treasury securities	62,532	-	-	62,532
Corporate debt securities	-	101,467	-	101,467
Asset-backed securities	-	6,311	-	6,311
Total short-term investments	62,532	107,778	-	170,310
Total cash and cash equivalents and short-term investments	$136,798	$107,778	$-	$244,576

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash	$26,037	$-	$-	$26,037
Money market funds	175,012	-	-	175,012
Total cash and cash equivalents	201,049	-	-	201,049
Short-term investments
Corporate debt securities	-	117,027	-	117,027
Asset-backed securities	-	21,147	-	21,147
Total short-term investments	-	138,174	-	138,174
Total cash and cash equivalents and short-term investments	$201,049	$138,174	$-	$339,223

4. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$14,508	$2,565
Work in process	3,276	446
Finished goods	437	-
Total inventory	$18,221	$3,011

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$3,003	$3,715
Interest receivable	1,099	1,050
Current deposits and other current assets	620	761
Total prepaid expenses and other current assets	$4,722	$5,526

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		December 31,
	Useful Life	2022	2021
Equipment	5 years	$8,656	$4,433
Computers and software	3 years	2,705	2,136
Leasehold improvements	14 years or less	2,127	1,041
Furniture and fixtures	5 years or less	1,854	75
Construction in progress	N/A	-	574
Total property and equipment, gross		15,342	8,259
Less: accumulated depreciation		(4,558)	(2,187)
Total property and equipment, net		$10,784	$6,072

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and other employee benefits	$3,580	$3,516
Accrued research and development expenses	360	41
Accrued professional services	204	200
Accrued other expenses	439	521
Total accrued expenses	$4,583	$4,278

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an Amended and Restated Loan and Security Agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of December 31, 2022, the SVB Loan bears interest at an annual rate of 8.25%. The SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet. As of December 31, 2022, the SVB Loan is recorded as noncurrent.

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

As of December 31, 2022 and December 31, 2021, the unamortized debt issuance costs related to the SVB Loan were $0.4 million and $0.6 million, respectively. Debt issuance costs include the initial fair value of the SVB Warrant. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loan and unamortized discount balances as of December 31, 2022 and December 31, 2021 are shown below (in thousands):

	December 31,
	2022	2021
Long-term debt	$10,500	$10,500
Less: issuance costs	(435)	(596)
Total long-term debt, net of issuance costs	$10,065	$9,904

Future minimum payments of outstanding principal and interest under the 2021 SVB Loan are as follows (in thousands):

As of December 31, 2022
2023	804
2024	2,612
2025	5,780
2026	4,029
Total future minimum payments	13,225
Less: interest, Final Payment fee	(2,725)
Long-term debt	10,500
Less: issuance costs	(435)
Long-term debt, net of issuance costs	$10,065

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

As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants under the SVB Loan and 2019 SVB Loan, respectively, and there had been no events of default.

SVB Warrant

In November 2019, simultaneously with the first draw-down under its 2019 SVB Loan, SVB entered into a warrant agreement with the Company to purchase 32,289 shares of Series B convertible preferred stock of the Company at an exercise price of $2.3228 per share (as amended, the “SVB Warrant”). In March 2020, in connection with the Company’s second draw-down under the 2019 SVB Loan, the SVB Warrant was amended to increase the number of shares of Series B convertible preferred stock of the Company by 96,867, to a total of 129,156 shares. In connection with the completion of the Company’s IPO, in accordance with the original terms the warrant instrument, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock. In June 2021, after the IPO, SVB net exercised the SVB Warrant into 117,088 shares of common stock of the Company, and the SVB Warrant is no longer outstanding as of December 31, 2022.

The fair value of the SVB Warrant liability was remeasured at each financial reporting period with any changes in fair value recognized as other income (expense) in the statements of operations. The fair value for the warrant liability for the SVB Warrant was based on the Black-Scholes option pricing valuation model using significant inputs not observable in the market and was thus classified within Level 3 of the fair value hierarchy. The change in fair value of the warrant for the year ended December 31, 2022 and 2021 was $0 and $2.2 million, respectively, and recorded as “Change in fair value of warrant liability” in the statements of operations. When, in connection with the IPO, the SVB Warrant was automatically adjusted into a warrant to purchase an equivalent number of shares of common stock, the warrant liability was reclassified from current liabilities to equity as the warrant met the definition of an equity instrument. Additionally, at that time, the Company recorded the final valuation of the warrant liability for the SVB Warrant.

2021 Convertible Notes

In February 2021, the Company sold and issued approximately $130.5 million aggregate principal of 2021 Convertible Notes in a private placement transaction. Of this amount, $48.5 million was issued to certain investors affiliated with members of the Company’s board of directors. The 2021 Convertible Notes accrued 6% interest per annum. The Company elected as of the issuance date to account for the 2021 Convertible Notes at fair value. Management believes that the fair value option better reflected the underlying economics of the 2021 Convertible Notes, which contained multiple embedded derivatives. Under the fair value election, changes in fair value are reported as “Change in fair value of convertible promissory notes” in the statements of operations in each reporting period after the issuance through the conversion of the 2021 Convertible Notes. The Company measured the fair value of the 2021 Convertible Notes using the probability weighted “as-converted” plus Black-Scholes option pricing model based on inputs such as the probability of IPO vs. non-IPO scenarios, fair value of the common stock price, discount yield, risk-free rate, equity volatility, expected term, number of converted shares and price negotiation adjustment for the calibration. In connection with the IPO, the 2021 Convertible Notes converted into 7,531,777 shares of the Company’s common stock. Based on the terms of the agreement, the 2021 Convertible Notes converted at a 20% discount to the public offering price in the IPO. At the time of the conversion, the Company recorded a final fair value adjustment of the 2021 Convertible Notes using the Company’s common stock price at the IPO.

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of December 31, 2022 the Company accrued $0.4 million related to the milestones. During each of the years ended December 31, 2022 and 2021, the Company paid approximately $0.1 million to Columbia pursuant to the terms of the License Agreement.

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

In December 2019, the Company entered into a 5-year lease agreement for additional office space in San Diego, California (the “SV Lease”). The lease included certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space and began recognizing rent expense under this lease in January 2020. The Company terminated this lease as of September 30, 2022 and recognized approximately $35,000 for both termination costs and the write-off of the applicable right-of-use asset during the year ended December 31, 2022.

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

In January 2022, the Company entered into a Lease Agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. (“ARE”) to lease two buildings (“Building 3” and “Building 4”) to be constructed in connection with One Alexandria Square in La Jolla, California. The two buildings are comprised of office and manufacturing space and are intended to serve as the Company’s future headquarters. The term of the OAS Lease will commence when ARE’s work for Building 3 is substantially complete, which was estimated to be November 1, 2024 (the “Commencement Date”). The Company’s obligation to pay rent for Building 3 will begin approximately seven months following the Commencement Date. The Company’s obligation to pay rent for Building 4 will begin 12 months following the Commencement Date, subject to the substantial completion of ARE’s work on Building 4. The Company has an option to accelerate the construction and delivery of Building 4 to be the same date as the Commencement Date for Building 3 and will receive 12 months of base rent abatement on Building 4 if it exercises this option. The initial term of the OAS Lease is 144 months following the Commencement Date. The Company has the one-time option to extend the term of the OAS Lease by 60 months upon prior notice to ARE. The annual base rent under the OAS Lease is initially based on $64.80 per square foot per year, or approximately $7.3 million per year for Building 3 and $6.0 million per year for Building 4, subject to annual increases of 3% and certain other adjustments, and includes tenant improvement and warm shell allowances. Maximum tenant improvement and warm shell allowances total approximately $32.9 million. The Company is also obligated to pay for an estimated $23.7 million of certain tenant improvements plus 7% interest per year amortized in equal monthly payments over the term of the OAS Lease. At the time of entering into the OAS Lease, the Company paid ARE $1.1 million as prepayment for rent and, as a security deposit, provided ARE with a $1.1 million standby letter of credit.

Accounting for Operating Leases

On January 1, 2022, the Company adopted ASC 842 (see Note 2). As of January 1, 2022, the remaining weighted-average lease term was 2.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 3.6%. Cash payments included in the measurement of lease liabilities totaled $7.5 million. As of December 31, 2022, the remaining weighted-average lease term was 12.7 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 9.1%. Cash payments included in the measurement of lease liabilities totaled $86.7 million.

During the year ended December 31, 2022, the Company incurred $9.3 million of lease costs, of which $0.1 million is related to the Company’s short-term leases, $2.7 million is related to variable lease payments, which are primarily comprised of common area maintenance, and $6.5 million is related to straight-line operating lease expense. The Company recorded straight-line operating lease expense of $2.2 million for the year ended December 31, 2021.

Future minimum payments under the Company’s non-cancelable operating leases that have commenced as of December 31, 2022 are as follows (in thousands):

2023	6,552
2024	7,765
2025	5,560
2026	5,565
2027	5,447
Thereafter	55,803
Future non-cancelable minimum lease payments	86,692
Less: discount	(37,913)
Total lease liabilities	48,779
Less: current portion	6,323
Lease liabilities, noncurrent	$42,456

The total undiscounted future minimum lease payments associated with the OAS Lease are approximately $179.0 million and are not included in the table above. The Company did not recognize lease liabilities or corresponding ROU lease assets for the OAS Lease as its lease term had not yet commenced as of December 31, 2022.

Future minimum payments under all of the Company’s non-cancelable operating leases, including those that have not yet commenced, are as follows:

2023	6,552
2024	7,765
2025	10,902
2026	19,346
2027	19,657
Thereafter	201,322
Total	$265,544

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022.

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

11. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021, which was amended in July 2022. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company’s common stock that were initially available for issuance under the 2021 Plan equaled the sum of 7,500,000 shares plus 585,720 shares that were then available for issuance under the 2016 Plan. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. As of December 31, 2022, 6,832,428 shares of common stock remained available for future grants under the 2021 Plan.

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

In August 2022, the Company completed an exchange of 984,291 options owned by eligible non-executive employees with exercise prices ranging from $10.99 to $26.23 for the same number of options with an exercise price of $3.60. The requisite service period and the contractual term of the new options were not changed from the exchanged options, and the exchanged options were cancelled. The exercise price of $3.60 was the volume-weighted average price of the Company’s common stock for the 20-day period immediately prior to the exchange. The exchange was treated as an option modification under GAAP, and the total incremental expense resulting from the exchange will be $1.2 million, of which $0.4 million was recognized in 2022, and the remaining will be recognized over a weighted-average period of approximately 2.6 years. The Company will continue to recognize the grant-date fair value of the exchanged options over the remaining service period.

The following table summarizes stock option activity under all equity plans for the year ended December 31, 2022:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2021	5,322,314	$6.75
Exercisable at December 31, 2021	3,296,183	3.03
Granted	6,587,419	6.00
Exercised	(392,824)	0.47
Canceled or forfeited	(1,879,887)	12.63
Outstanding at December 31, 2022	9,637,022	5.35	8.5	$3,223
Exercisable at December 31, 2022	4,066,881	4.17	7.7	$3,220

Options outstanding as of December 31, 2022 consist of options vested and expected to vest. Aggregate intrinsic value in the table above is the total in-the-money value of the options above as of December 31, 2022, which is the aggregate of the difference between the Company’s last closing stock price per share of $2.01 as of December 31, 2022 and the exercise price of each option that has an exercise price of lower than $2.01.

The intrinsic value of options exercised during the years ended December 31, 2022 and 2021, calculated based on the stock price on the date of each exercise, was $1.3 million and $74.6 million, respectively.

The 2016 Plan allows for the early exercise of awards to plan participants subject to the right of repurchase by the Company at the lower of the original exercise price or fair market value for unvested awards. As of December 31, 2022 and December 31, 2021, the Company had a liability for the cash received from the early exercise of stock options in the amount of $0.5 million and $1.7 million, respectively. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

At December 31, 2022 and December 31, 2021, there were 526,660 and 2,198,933, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

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

During the year ended December 31, 2022, 514,427 shares of common stock were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$3,970	$2,468
Selling, general and administrative	9,699	6,763
Total stock-based compensation expense	$13,669	$9,231

As of December 31, 2022, total unrecognized stock-based compensation expense was $27.3 million and is expected to be recognized over the weighted-average period of approximately 2.7 years.

The following table shows the weighted-average assumptions used to compute the fair value of the awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Year Ended December 31,
Assumption	2022	2021
Expected volatility	57.56%	77.22%
Expected term (years)	5.2−6.1	5.5−6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.98%	0.91%

Common stock reserved for future issuance under equity incentive plans consisted of the following as of December 31, 2022:

Stock options issued and outstanding under all Plans	9,637,022
Authorized for future grants under the 2021 Plan	6,832,428
Authorized for future grants under the ESPP	880,564
Total as of December 31, 2022	17,350,014

The table above does not include 526,660 of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

12. Income Taxes

Due to its net losses for the years ended December 31, 2022 and December 31, 2021, and since it has a full valuation allowance against deferred tax assets, the Company did not record any provision or benefit for income taxes. There were no components of current or deferred federal, state or foreign tax provisions for the year ended December 31, 2022 or 2021.

The difference between income taxes computed using the U.S. federal income statutory tax rate and the provision for income taxes is as follows (in thousands):

	December 31,
	2022	2021
Income taxes at statutory rates	$(19,085)	$(20,742)
State income tax, net of federal benefit	(2,615)	(3,305)
Permanent items	49	1,373
Convertible debt revaluation	-	7,392
Research credit	(3,434)	(3,072)
Change in valuation allowance	24,423	17,861
Other	662	493
	$-	$-

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$40,101	$27,560
Credits	9,433	6,005
Lease liability	11,673	39
Section 174 capitalized research and development	7,408	-
Other	3,972	1,355
Total deferred tax assets	72,587	34,959
Valuation allowance	(59,435)	(34,844)
Net deferred tax assets	13,152	115
Deferred tax liabilities:
Right-of-use lease assets	(10,983)	-
Fixed assets	(2,169)	(115)
Total deferred tax liabilities	(13,152)	(115)
Total net deferred taxes	$-	$-

At December 31, 2022 the Company had federal and California tax loss carryforwards of approximately $148.6 million and $126.7 million, respectively. The federal net operating loss generated prior to 2018 and state net operating loss carryforwards begin to expire in 2036, if unused. The federal net operating loss carryover includes $144.8 million of net operating losses generated from 2018 through the current period which, under current tax law, will carryover indefinitely.

At December 31, 2022, the Company had federal and state tax credit carry forwards of approximately $6.0 million and $5.8 million, respectively. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2037, if unused, and the state credits carry forward indefinitely.

Due to the Company’s history of losses and uncertainty regarding future earnings, a valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2022 and December 31, 2021 was $24.6 million and $17.9 million, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021.

The following table summarizes the changes to the Company’s unrecognized tax benefits for the periods presented (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$866	$493
Increases related to prior year tax positions	(50)	18
Increases related to current year tax positions	421	355
Balance at end of year	$1,237	$866

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

13. Net Loss per Share

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021
Employee stock options issued and outstanding	9,637,022	5,322,314
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	-
Common stock subject to the Company’s right of repurchase	526,660	2,198,933
Total	12,663,682	7,521,247

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

The Company’s General Counsel, Daralyn Durie, resigned from her position as General Counsel effective February 28, 2023 (the “Separation Date”). Ms. Durie’s resignation follows the merger of her law firm, Durie Tangri, LLP, with Morrison & Foerster LLP. The Company has retained Morrison & Foerster and expects to continue to receive services and advice from Ms. Durie. In connection with her separation, the Company has entered into a Separation and Release Agreement (the “Separation Agreement”) with Ms. Durie. Pursuant to the terms of, and in consideration of Ms. Durie executing, the Separation Agreement (including customary release provisions), Ms. Durie will receive the following benefits: (i) the post-termination exercise period with respect to 250,000 shares of common stock underlying outstanding options that Ms. Durie has vested in as of the Separation Date has been extended until March 24, 2031, and (ii) subject to Ms. Durie’s continued compliance with her obligations under the Separation Agreement, an option to purchase 80,000 shares of common stock will continue to vest until fully-vested in February 2025, and the post-termination exercise period for this option has been extended until March 24, 2031. The foregoing description of the material terms of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is filed as an exhibit to this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than May 1, 2023.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than May 1, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than May 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than May 1, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than May 1, 2023.

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
3.1

Amended and Restated Certificate of Incorporation of Registrant. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2021 and incorporated herein by reference (File No. 001-40443)).

3.2

Amended and Restated Bylaws of Registrant. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2021 and incorporated herein by reference (File No. 001-40443)).

3.3

Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Company (filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on January 26, 2022 and incorporated herein by reference (File No. 001-40443)).

4.1

Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1/A, filed with the SEC on May 24, 2021 and incorporated herein by reference (File No. 333-255912)).

4.2

Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 14, 2022 and incorporated herein by reference (File No. 001-40443)

4.3

Amended and Restated Investors’ Rights Agreement, dated June 27, 2019, as amended, by and among the Registrant and the other parties thereto (filed as Exhibit 4.2 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

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

10.3#

Singular Genomics Systems, Inc. 2021 Equity Incentive Plan as amended and restated, and form of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2022 and incorporated herein by reference (File No. 001-40443)).

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

10.15

Exchange Agreement, dated as of January 26, 2022, by and between the Company and Deerfield Private Design Fund IV, L.P. (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on January 26, 2022 and incorporated herein by reference (File No. 001-40443)).

10.16

First Amendment to Amended and Restated Loan and Security Agreement, dated September 30, 2022, by and between the Company and Silicon Valley Bank (filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 7, 2022 and incorporated herein by reference (File No. 001-40443).

10.17

Lease Agreement, dated January 19, 2022, by and between the Registrant and ARE-10933 North Torrey Pines, LLC (filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2922, filed with the SEC on May 10, 2022 and incorporated herein by reference (File No. 001-40443)).

10.18#*	Separation and Release Agreement, dated as of February 28, 2023, by and between the Registrant and Daralyn Durie.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

Singular Genomics Systems, Inc.

Date: March 2, 2023	By:	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Andrew Spaventa and Dalen Meeter, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), with respect to this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the U.S. Securities and Exchange Commission (the “SEC”), and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable Singular Genomics Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and all the requirements of the SEC, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Name	Title	Date

/s/ Andrew Spaventa	Chief Executive Officer and Chair of the Board of Directors	March 2, 2023
Andrew Spaventa	(Principal Executive Officer)

/s/ Dalen Meeter	Chief Financial Officer	March 2, 2023
Dalen Meeter	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Barker	Director	March 2, 2023
David Barker

/s/ Kim Kamdar	Director	March 2, 2023
Kim Kamdar

/s/ Elaine Mardis	Director	March 2, 2023
Elaine Mardis

/s/ Michael Pellini	Lead Independent Director	March 2, 2023
Michael Pellini

/s/ Jason Ryan	Director	March 2, 2023
Jason Ryan