Form 10-Q
period 2023-03-31
Singular Genomics Systems, Inc.
filed 2023-05-09
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 72,035,957 shares of common stock, $0.0001 par value, outstanding as of April 28, 2023.

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
•
The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations in the future and recent macroeconomic pressures could also materially and adversely impact our business and operations.
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

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Singular Genomics Systems, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,283	$74,266
Short-term investments	96,790	170,310
Accounts receivable	14	913
Inventory	17,160	18,221
Prepaid expenses and other current assets	3,224	4,722
Total current assets	246,471	268,432
Right-of-use lease assets	44,873	45,896
Property and equipment, net	11,259	10,784
Restricted cash	1,711	1,711
Other noncurrent assets	1,152	1,152
Total assets	$305,466	$327,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,977	$3,099
Accrued expenses	3,353	4,583
Lease liabilities, current	6,952	6,323
Other current liabilities	208	113
Total current liabilities	12,490	14,118
Lease liabilities, noncurrent	41,550	42,456
Long-term debt, net of issuance costs	10,103	10,065
Other noncurrent liabilities	998	1,015
Total liabilities	65,141	67,654
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A common stock equivalent convertible preferred stock, $0.0001 par value; 7,000 shares authorized, 2,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 71,995,966 and 71,854,688 shares outstanding at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	507,117	503,926
Accumulated other comprehensive loss	(391)	(837)
Accumulated deficit	(266,408)	(242,775)
Total stockholders’ equity	240,325	260,321
Total liabilities and stockholders’ equity	$305,466	$327,975

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenue	$863	$-
Cost of revenue	807	-
Gross margin	56	-
Operating expenses:
Research and development	12,230	10,645
Selling, general and administrative	13,204	11,375
Total operating expenses	25,434	22,020
Loss from operations	(25,378)	(22,020)
Other income (expense):
Interest expense	(259)	(142)
Interest and other income	2,004	156
Total other income	1,745	14
Net loss	$(23,633)	$(22,006)
Net loss per share:
Basic and diluted net loss per share	$(0.33)	$(0.31)
Weighted-average shares used to compute basic and diluted net loss per share	71,926,412	71,011,041

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(23,633)	$(22,006)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	446	(629)
Comprehensive loss	$(23,187)	$(22,635)

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	2,500	$-	71,854,688	$7	$503,926	$(837)	$(242,775)	$260,321
Vesting of common stock issued for early exercise of stock options	-	-	121,799	-	97	-	-	97
Issuance of common stock in connection with exercise of stock options	-	-	19,479	-	13	-	-	13
Stock-based compensation	-	-	-	-	3,081	-	-	3,081
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	446	-	446
Net loss	-	-	-	-	-	-	(23,633)	(23,633)
Balance at March 31, 2023	2,500	$-	71,995,966	$7	$507,117	$(391)	$(266,408)	$240,325

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173
Exchange of common stock for Series A common stock equivalent convertible preferred stock	2,500	-	(2,500,000)	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	505,322	-	344	-	-	344
Issuance of common stock in connection with exercise of stock options	-	-	65,399	-	34	-	-	34
Stock-based compensation	-	-	-	-	3,566	-	-	3,566
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	(629)	-	(629)
Net loss	-	-					(22,006)	(22,006)
Balance at March 31, 2022	2,500	$-	70,509,463	$7	$492,144	$(767)	$(173,902)	$317,482

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(23,633)	$(22,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,081	3,566
Amortization of premium on short-term investments	1,327	1,174
Amortization of right-of-use lease assets	1,024	641
Depreciation	793	461
Accretion of debt issuance costs	38	37
Changes in operating assets and liabilities:
Accounts receivable	899	-
Inventory	831	(3,318)
Prepaid expenses and other current assets	1,031	1,648
Other noncurrent assets	-	(1,111)
Accounts payable	(1,781)	1,013
Accrued expenses	(1,447)	(1,367)
Other current liabilities	92	-
Lease liabilities	(276)	(550)
Other noncurrent liabilities	87	(27)
Net cash used in operating activities	(17,934)	(19,839)
Investing activities
Purchases of short-term investments	(7,018)	(35,193)
Maturities of short-term investments	72,144	34,184
Sales of short-term investments	7,981	10,334
Purchases of property and equipment	(162)	(939)
Net cash provided by investing activities	72,945	8,386
Financing activities
Proceeds from issuance of common stock under equity incentive plans	13	34
Repurchases of common stock under equity incentive plans	(7)	(11)
Net cash provided by financing activities	6	23
Net increase (decrease) in cash and cash equivalents and restricted cash	55,017	(11,430)
Cash and cash equivalents and restricted cash, beginning of year	75,977	201,736
Cash and cash equivalents and restricted cash, end of year	$130,994	$190,306

Supplemental disclosure for cash activities
Interest paid	$216	$105
Supplemental disclosure for non-cash activities
Inventory transferred to property and equipment	$1,009	$-
Purchases of inventory included in accounts payable	$562	$-
Purchases of inventory included in accrued expenses	$217	$-
Vesting of common stock issued for early exercise of stock options	$97	$344
Purchases of property and equipment included in accounts payable	$97	$164
Initial lease liability recognized upon adoption of ASC 842	$-	$7,074

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Notes to Financial Statements

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of March 31, 2023 and December 31, 2022, had an accumulated deficit of $266.4 million and $242.8 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through March 31, 2023, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $226.1 million. The Company believes that its cash, cash equivalents and short-term investments as of March 31, 2023 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation, have been included. Interim financial results are not necessarily indicative of results anticipated for the full year.

The preparation of the Company’s unaudited financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may significantly differ from these estimates and assumptions. For the year ended December 31, 2022, significant estimates and assumptions include the value of lease liabilities and right-of-use lease assets. There were no changes to the Company's significant estimates and assumptions subsequent to December 31, 2022.

Summary of Significant Accounting Policies

During the three months ended March 31, 2023, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$129,283	$74,266
Restricted cash	1,711	1,711
Total	$130,994	$75,977

Short-term Investments

Short-term investments primarily consisted of corporate debt securities, treasury securities, and asset-backed securities. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$41,992	$(53)	$41,939
Asset-backed securities	5,407	(18)	5,389
Corporate debt securities	49,782	(320)	49,462
Total	$97,181	$(391)	$96,790

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,776	$(244)	$62,532
Asset-backed securities	6,351	(40)	6,311
Corporate debt securities	$102,020	$(553)	$101,467
Total	$171,147	$(837)	$170,310

The following table summarizes the estimated fair value of contractual maturities of available-for-sale securities held at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Due within one year	$90,240	$155,920
After one but within five years	6,550	14,390
Total	$96,790	$170,310

As of March 31, 2023, the Company considered the nature and number of available-for-sale debt securities in an unrealized loss position. The Company reviews its portfolio of available-for-sale debt securities at least quarterly to determine if any investment is impaired, whether due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2023 were primarily due to increases in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at March 31, 2023.

Revenue Recognition

The Company generates revenue from sales of products which consist of its G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of assurance-type services, is recognized over the applicable service period.

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

For the three months ended March 31, 2023 and 2022, the Company recognized $0.9 million and $0 of revenue related to sales of instruments and consumables products, respectively. Contract liabilities, which consists of deferred revenue, as of March 31, 2023 and March 31, 2022 were $0.3 million and $0, respectively. As of March 31, 2023, $0.1 million of this balance was classified as current. Deferred revenue represents the value of performance obligations that have been invoiced but for which revenue has not yet been earned.

For the three months ended March 31, 2023, all of the Company’s revenue was generated within the United Sates. During the period, the Company generated substantially all of its revenue from three customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds and asset-backed securities. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits with financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company is monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, including Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB; commitments to advance under existing credit agreements with former SVB will be honored by SVBB pursuant to the terms of such credit agreements. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership. During the periods presented, the Company has not experienced any losses on its cash, restricted cash, cash equivalents or marketable securities.

Recent Accounting Pronouncements—Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net loss rather than reducing the carrying amount under the prior, other-than-temporary-impairment model. The new standard must be adopted using the modified retrospective approach and was adopted by the Company starting January 1, 2023. The Company determined there was no cumulative-effect transition adjustment to the opening balance of accumulated deficit for recognition of credit losses upon adoption of this standard based on its assessment of the collectability of its outstanding accounts receivable and the composition and credit quality of its short-term investments.

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

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$6,976	$-	$-	$6,976
Money market funds	102,226	-	-	102,226
U.S. Treasury securities (original maturity of three months or less)	20,081			20,081
Total cash and cash equivalents	129,283	-	-	129,283
Short-term investments:
U.S. Treasury securities	41,938	-	-	41,938
Corporate debt securities	-	49,462	-	49,462
Asset-backed securities	-	5,390	-	5,390
Total short-term investments	41,938	54,852	-	96,790
Total cash and cash equivalents and short-term investments	$171,221	$54,852	$-	$226,073

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$48,690	$-	$-	$48,690
Money market funds	25,576	-	-	25,576
Total cash and cash equivalents	74,266	-	-	74,266
Short-term investments:
U.S. Treasury securities	62,532	-	-	62,532
Corporate debt securities	-	101,467	-	101,467
Asset-backed securities	-	6,311	-	6,311
Total short-term investments	62,532	107,778	-	170,310
Total cash and cash equivalents and short-term investments	$136,798	$107,778	$-	$244,576

4. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$12,621	$14,508
Work in process	4,309	3,276
Finished goods	230	437
Total inventory	$17,160	$18,221

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$2,120	$3,003
Interest receivable	632	1,099
Current deposits and other current assets	472	620
Total prepaid expenses and other current assets	$3,224	$4,722

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		March 31,	December 31,
	Useful Life	2023	2022
Equipment	5 years	$8,800	$8,656
Computers and software	3 years	3,509	2,705
Leasehold improvements	14 years or less	2,216	2,127
Furniture and fixtures	5 years or less	1,850	1,854
Instruments at customer site	5 years	231	-
Total property and equipment, gross		16,606	15,342
Less: accumulated depreciation		(5,347)	(4,558)
Total property and equipment, net		$11,259	$10,784

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued compensation and other employee benefits	$2,266	$3,580
Accrued research and development expenses	433	360
Accrued professional services	362	204
Accrued other expenses	292	439
Total accrued expenses	$3,353	$4,583

8. Long-term Debt

Silicon Valley Bank Loan

In November 2019, the Company entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend to the Company up to $15.0 million in a series of term loans (the “2019 SVB Loan”). Contemporaneously, the Company borrowed $2.5 million in the first of three draw-downs available under the 2019 SVB Loan. In March 2020, the Company borrowed an additional $7.5 million as a second draw. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (i) 0.65% above the prime rate or (ii) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date.

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an Amended and Restated Loan and Security Agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of March 31, 2023, the SVB Loan bears interest at an annual rate of 8.75%. The SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet. As of March 31, 2023, the SVB Loan is recorded as noncurrent.

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

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that SVBB had assumed the obligations and commitments of former SVB. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank.

As of March 31, 2023 and December 31, 2022, the debt issuance costs related to the SVB Loan were $0.4 million. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loan and unamortized discount balances as of March 31, 2023 and December 31, 2022 are shown below (in thousands):

	March 31,	December 31,
	2023	2022
Long-term debt	$10,500	$10,500
Less: issuance costs	(397)	(435)
Total long-term debt, net of issuance costs	$10,103	$10,065

Future minimum payments of outstanding principal and interest under the SVB Loan are as follows (in thousands):

As of March 31, 2023
2023 (9 months remaining)	623
2024	2,665
2025	5,813
2026	4,036
Total future minimum payments	13,137
Less: interest, Final Payment fee	(2,637)
Long-term debt	10,500
Less: issuance costs	(397)
Long-term debt, net of issuance costs	$10,103

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

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the SVB Loan and there had been no events of default.

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of March 31, 2023 the Company accrued $0.4 million related to the milestones. During the three months ended March 31, 2023, the Company paid $0.1 million to Columbia pursuant to the terms of the License Agreement.

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

Accounting for Operating Leases

During the three months ended March 31, 2023, the Company incurred $3.0 million of lease costs, of which $0.9 million is related to variable lease payments, which are primarily comprised of common area maintenance, and $2.1 million related to straight-line operating lease cost. During the three months ended March 31, 2022 the Company incurred $1.1 million of lease costs, of which $0.1 million is related to the Company’s short-term leases and $0.3 million is related to variable lease payments, which are primarily comprised of common area maintenance and $0.7 million related to straight-line operating lease cost.

As of March 31, 2023, future minimum payments under the Company’s non-cancelable operating leases that have commenced are as follows (in thousands):

2023 (9 months remaining)	5,233
2024	7,765
2025	5,560
2026	5,565
2027	5,447
2028	5,611
Thereafter	50,192
Future non-cancelable minimum lease payments	85,373
Less: discount	(36,871)
Total lease liabilities	48,502
Less: current portion	6,952
Lease liabilities, noncurrent	$41,550

The total undiscounted future minimum lease payments associated with the OAS Lease are approximately $179.0 million and are not included in the table above. The Company did not recognize lease liabilities or corresponding ROU lease assets for the OAS Lease as its lease term had not yet commenced as of March 31, 2023.

Future minimum payments under all of the Company’s non-cancelable operating leases, including those that have not yet commenced, are as follows (in thousands):

2023 (9 months remaining)	5,233
2024	7,765
2025	10,902
2026	19,346
2027	19,657
2028	20,246
Thereafter	181,076
Total	$264,225

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2023 or December 31, 2022.

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

11. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021, which was amended in July 2022. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company’s common stock that were initially available for issuance under the 2021 Plan equaled the sum of 7,500,000 shares plus 585,720 shares that were then available for issuance under the 2016 Plan. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. As of March 31, 2023, 6,864,096 shares of common stock remained available for future grants under the 2021 Plan.

The number of shares of common stock reserved for issuance under the 2021 Plan are increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2031, by a number equal to the lesser of: (i) 5% of the shares of common stock outstanding on the last day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. In general, to the extent that any awards under the 2021 Plan are forfeited, terminated, expired or lapsed without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2021 Plan, those shares will again become available for issuance under the 2021 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to an award.

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

Common stock reserved for future issuance under equity incentive plans consisted of the following as of March 31, 2023:

Stock options and restricted stock units issued and outstanding under all Plans	13,178,609
Authorized for future grants under the 2021 Plan	6,864,096
Authorized for future grants under the ESPP	1,599,110
Total as of March 31, 2023	21,641,815

The table above does not include 392,966 of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

Stock Option Activity

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2022	9,637,022	$5.35
Exercisable at December 31, 2022	4,066,881	4.17
Granted	1,659,417	1.41
Exercised	(19,479)	0.56
Canceled or forfeited	(464,834)	6.81
Outstanding at March 31, 2023	10,812,126	4.69	8.5	$1,368
Exercisable at March 31, 2023	4,373,163	4.44	7.5	$936

Options outstanding as of March 31, 2023 consist of options vested and expected to vest assuming no forfeitures. Aggregate intrinsic value as of March 31, 2023 in the table above is the total in-the-money value of the options, which is the aggregate of the difference of each option with an exercise price lower than the Company’s last closing stock price per share of $1.21 as of March 31, 2023.

The 2016 Plan allows for the early exercise of awards to plan participants subject to the right of repurchase by the Company at the lower of the original exercise price or fair market value for unvested awards. At March 31, 2023 and December 31, 2022, the Company had a liability for the cash received from the early exercise of stock options in the amount of $0.4 million and $0.5 million, respectively. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

As of March 31, 2023 and December 31, 2022, there were 392,966 and 526,660, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

Restricted Stock Unit Activity

Restricted Stock Units (“RSUs”) represent the right to receive common stock, subject to vesting for continued service to the Company. The following table summarizes RSU activity during the three months ended March 31, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value (per Unit)
Outstanding at December 31, 2022	-	$-
Granted	2,366,483	1.80
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2023	2,366,483	-

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). A total of 730,000 shares of common stock was initially reserved for issuance under the ESPP. As of March 31, 2023, 1,599,110 shares of common stock remained available for future grants under the 2021 Plan. The price at which common stock is purchased by employees under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The number of shares of common stock reserved for issuance under the ESPP are increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2041, by a number equal to the lesser of: (a) 1,460,000 shares of common stock (subject to proportionate adjustment in the event of a stock split, stock dividend, reverse stock split, etc.), (b) 1% of the total number of shares of common stock outstanding as of the last day of the prior fiscal year, or (c) a number of shares of common stock determined by the Company’s Board of Directors.

During the three months ended March 31, 2023, zero shares of common stock were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$923	$909
Selling, general and administrative	2,158	2,657
Total stock-based compensation expense	$3,081	$3,566

As of March 31, 2023, total unrecognized stock-based compensation expense was $28.0 million and is expected to be recognized over the weighted-average period of approximately 2.8 years.

The following table shows the weighted-average assumptions used to compute the fair value of the option awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Three Months Ended March 31,
Assumption	2023	2022
Expected volatility	78.48%	56.87%
Expected term (years)	5.4−6.1	5.8−6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.65%	1.67%

The fair value of RSUs is determined as the closing market price of our common stock on the date of grant. The fair value of RSUs is recognized as stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Employee stock options and restricted stock units issued and outstanding	13,178,609	9,139,344
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	2,500,000
Common stock subject to the Company’s right of repurchase	392,966	1,677,569
Total	16,071,575	13,316,913

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

We developed a unique and proprietary NGS technology, which we refer to as our Sequencing Engine. This Sequencing Engine is the platform technology for our products and core product tenets: power, speed, flexibility and accuracy. The core of our Sequencing Engine is comprised of unique and proprietary chemistry, including novel chemical compounds, polymers and enzymes. This chemistry is designed to produce high-accuracy sequencing and rapid cycle times that we believe can drive improvements in NGS. To take full advantage of our proprietary chemistry, we have developed and continue to develop purpose-built instrumentation consisting of high-speed, high-resolution imaging and innovative fluidic design. We believe that our Sequencing Engine, together with our proprietary innovations in molecular biology techniques, will enable differentiated applications in fast-growing markets, supported by our intellectual property portfolio.

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

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2023, we incurred a net loss of $23.6 million and used $17.9 million of cash in our operations. As of March 31, 2023, we had an accumulated deficit of $266.4 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities.

On June 1, 2021, we closed our initial public offering (“IPO”) in which we sold 11,730,000 shares of our common stock (which includes 1,530,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares), resulting in net proceeds of approximately $237.2 million after deducting offering costs, underwriting discounts and commissions of $20.9 million.

From the date of our incorporation through March 31, 2023, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our SVB Loan (as defined in the “Indebtedness” section of the “Liquidity and Capital Resources” section below). As of March 31, 2023, we had cash, cash equivalents and short-term investments of $226.1 million.

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

COVID-19 Pandemic and the Macroeconomic Environment

We are continuing to monitor the impact of the COVID-19 pandemic on our current and future business and operations, as well as on our industry and the healthcare system. The COVID-19 pandemic and efforts to reduce its spread adversely impacted our business and operations, and, depending on further outbreaks and related responses, may impact our business in the future. To the extent that any governmental authority imposes additional regulatory requirements, such as additional workplace safety measures or stay-at-home orders, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with new laws, regulations and policies.

Further, the COVID-19 pandemic and government responses to the pandemic has resulted in, and may continue to result in, downward pressure, extreme volatility, and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all.

The capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

In addition, we are exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, including Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB; commitments to advance under existing credit agreements with former SVB will be honored by SVBB pursuant to the terms of such credit agreements. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, we do not believe we have exposure to loss as a result of SVB’s receivership.

Results and Components of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$863	$-	$863	100%
Cost of revenue	807		807	100%
Gross margin	56	-	56	100%
Operating expenses:
Research and development	12,230	10,645	1,585	15%
Selling, general and administrative	13,204	11,375	1,829	16%
Total operating expenses	25,434	22,020	3,414	16%
Loss from operations	(25,378)	(22,020)	(3,358)	15%
Other income (expense):
Interest expense	(259)	(142)	(117)	82%
Interest and other income	2,004	156	1,848	1,185%
Total other income	1,745	14	1,731	12,364%
Net loss	$(23,633)	$(22,006)	$(1,627)	-7%

Revenue, Cost of Revenue and Gross Margin

We generate revenue from sales of products, which consist of the G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Once we generate sufficient history of successful customer acceptances for instruments, we intend to recognize revenue for instruments generally upon shipment to the customer. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of extended warranty–type services, is recognized over the applicable service period. When a single contract has multiple obligations, revenue is allocated to each of those performance obligations. This results in revenue being deferred for performance obligations to be satisfied in the future, such as services and discounted consumables.

Cost of revenue consists primarily of the direct costs of the materials and labor to build our products, overhead such as facilities and indirect labor that support manufacturing, shipping costs, and the labor and direct costs to install the G4. Cost of revenue also includes estimated costs to satisfy customary assurance-type warranties.

The following table summarizes our revenue, cost of revenue and gross margin for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$863	$-	$863	100%
Cost of revenue	807		807	100%
Gross margin	$56	$-	$56	100%

During the three months ended March 31, 2023 we recognized revenue on instruments and consumables of approximately $829,000 and approximately $34,000, respectively. We did not recognize service revenue for the three months ended March 31, 2023. The increase in revenue was due to the shipping of G4 instruments and related customer acceptance as well as shipments of consumables.

Our cost of revenue was approximately $807,000, which primarily related to the materials, labor and overhead to build and deliver the G4 instruments that were recognized as revenue during the period.

Our gross margin for the three months ended March 31, 2023 is impacted by additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for “white-glove” services to our initial customers. We expect our gross margins to improve over time both as we phase-out incentives and enhanced services for early customers and as we increase our manufacturing efficiency.

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

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$12,230	$10,645	$1,585	15%

Research and development expense increased by $1.6 million, or 15%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase of $0.8 million in employee compensation costs, including approximately $0.1 million of stock-based compensation, to support the development efforts of the G4 and our beta development of the PX. Other increases include $1.1 million related to the expansion of our facilities and increase in information technology spend and $0.2 million related to increase in depreciation. These increases are offset by a decrease in R&D materials and other general lab supplies usage of $0.5 million as a result of an increased focus on inventory production.

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

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$13,204	$11,375	$1,829	16%

Selling, general and administrative expenses increased by $1.8 million, or 16%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to a $1.5 million increase in employee compensation costs, excluding stock-based compensation, as a result of hiring personnel to support our growth and commercialization. Other increases include $1.0 million related to the expansion of our facilities and increase in information technology spend, $0.3 million in tradeshow and marketing expenses and $0.2 million related to an increase in depreciation. These amounts were offset by a decrease of $0.5 million in stock-based compensation driven primarily by certain employee departures, $0.5 million in insurance premiums and $0.2 million in outside consulting costs.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense.

Interest Expense—Interest expense consists of interest related to our SVB Loan, including amortization of debt issuance costs.

Interest and Other Income—Interest income consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in corporate notes, government notes and money market funds. Other income primarily includes certain tax credits received.

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Interest expense	$(259)	$(142)	$(117)	82%
Interest and other income	2,004	156	1,848	1,185%
Total other income	$1,745	$14	$1,731	12,364%

Other income increased by $1.7 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to rising interest rates, resulting in an additional $1.8 million of interest income, offset by additional interest expense of $0.1 million.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant operating losses and negative cash flows from operations and have only recently recognized any revenue from product sales. From incorporation through March 31, 2023, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. In particular, we expect to incur increasing costs in the near term in connection with the commercialization of the G4, which includes, among others, increasing our sales and marketing and other commercialization efforts to drive market adoption and scaling our manufacturing and customer support capabilities. During the three months ended March 31, 2023, we incurred a net loss of $23.6 million and used $17.9 million of cash in operations. As of March 31, 2023, we had an accumulated deficit of $266.4 million. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $226.1 million.

Our capital obligations include minimum lease payments of $5.2 million for the remainder of 2023, $7.8 million in 2024, $10.9 million in 2025 and $240.3 million thereafter. Our capital obligations also include minimum payments under our SVB Loan of $0.6 million for the remainder of 2023, $2.7 million in 2024, $5.8 million in 2025 and $4.0 million in 2026. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products, as such terms are defined in the License Agreement. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The SVB Loan is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

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

We may need to seek additional financing in the future to support our operations, research and development activities and commercialization plans. If we are not able to generate sufficient revenue to finance our cash requirements, if the maximum availability of $35.5 million under our SVB Loan is not sufficient to finance our cash requirements, or if we are not able to raise additional capital or enter into financing agreements or arrangements when required on favorable terms, or at all, we may have to delay, reduce the scope of, or discontinue one or more development programs, delay potential commercialization or reduce the scope of our sales or marketing activities and pursue other cost cutting measures, including the reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. We can provide no assurance that we will ever be profitable or generate positive cash flow from operating activities or that, if we achieve profitability, we will be able to sustain it.

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

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,934)	$(19,839)
Investing activities	72,945	8,386
Financing activities	6	23
Net increase (decrease) in cash and cash equivalents and restricted cash	$55,017	$(11,430)

Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $17.9 million attributable to a net loss of $23.6 million and changes in working capital of $0.6 million, offset by non-cash charges of $6.3 million. Non-cash charges primarily consisted of $3.1 million of stock-based compensation expense, $1.3 million related to the amortization of premiums on the Company’s short-term investments and $1.0 million related to the amortization of the Company’s right-of-use lease assets.

During the three months ended March 31, 2022, cash used in operating activities was $19.8 million attributable to a net loss of $22.0 million and changes in working capital of $3.7 million, offset by non-cash charges of $5.9 million. Non-cash charges primarily consisted of $3.6 million of stock-based compensation expense, $1.2 million related to the amortization of premiums on the Company’s short-term investments and $0.6 million related to the amortization of the Company's right-of-use lease assets.

Investing Activities

During the three months ended March 31, 2023, cash provided by investing activities was $72.9 million, which related to proceeds from sales and maturities of available-for-sale securities of $80.1 million, offset by purchases of available-for-sale securities of $7.0 million and $0.2 million in payments for purchases of property and equipment.

During the three months ended March 31, 2022, cash provided by investing activities was $8.4 million, which related to proceeds from sales and maturities of available-for-sale securities of $44.5 million, offset by purchases of available-for-sale securities of $35.2 million and $0.9 million in payments for purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was less than $0.1 million, which was primarily related to cash proceeds from issuance of common stock for exercises of stock options under our employee equity incentive plans, offset by repurchases.

During the three months ended March 31, 2022, cash provided by financing activities was less than $0.1 million, which was primarily related to cash proceeds from issuance of common stock for exercises of stock options under our employee equity incentive plans, offset by repurchases.

Indebtedness

In November 2019, we entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend us up to $15.0 million in a series of term loans (the “2019 SVB Loan”). We borrowed an aggregate of $10.0 million under the 2019 SVB Loan. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (a) 0.65% above the prime rate or (b) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date.

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into an Amended and Restated Loan and Security Agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, our right to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of March 31, 2023, the SVB Loan bears interest at an annual rate of 8.75%. The SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

On September 30, 2022, we entered into an amendment to the 2021 SVB Loan (the “2022 SVB Loan Amendment”). The 2022 SVB Loan Amendment extended the period to draw down the additional tranches totaling $25.0 million from September 30, 2022 to March 31, 2024, provided that in order for us to access the Second Tranche availability we must achieve a six-month trailing revenue hurdle.

As further described above in the section titled “COVID-19 Pandemic and the Macroeconomic Environment,” SVBB assumed the obligations and commitments of SVB, and subsequently, on March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank.

We are subject to customary affirmative and restrictive covenants under the SVB Loan. Our obligations under the SVB Loan are secured by a first priority security interest in substantially all of our current and future assets, other than intellectual property. We have agreed not to encumber our intellectual property assets, except as permitted by the SVB Loan. The SVB Loan provides for events of default customary for term loan facilities of this type, including but not limited to: non-payment; breaches or defaults in the performance of covenants or representations and warranties; bankruptcy and other insolvency events; and the occurrence of a material adverse change as defined in the SVB Loan. After the occurrence of an event of default, SVB may, among other remedies, accelerate payment of all obligations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual gross revenue; (ii) the date we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or (iv) December 31, 2026. As a result of this status, we have taken advantage of certain exemptions from various reporting requirements in this report that are applicable to other publicly traded entities that are not emerging growth companies and may elect to take advantage of other exemptions from reporting requirements in our future filings with the SEC. In particular, in this report, these exemptions include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended March 31, 2023 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred significant losses since we were formed in 2016 and have only recently generated revenue. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, continue to enhance and develop our products and implement our business plans and strategies. Our net loss for the three months ended March 31, 2023 was $23.6 million and for the three months ended March 31, 2022 was $22.0 million. As of March 31, 2023, we had an accumulated deficit of $266.4 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional funds toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue to commercialize the G4, finalize the development of the PX, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have only recently generated revenue, and we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross margin will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

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
•
the impact of recent macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, instability in the global banking system, and other global events, including the ongoing war in Ukraine, on our business, financial condition, liquidity and results of operations;
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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of March 31, 2023, we had an accumulated deficit of $266.4 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products. These efforts may prove to be more costly, or take longer, than we currently anticipate. We have only recently recognized revenue, and we may never generate revenue sufficient to offset our expenses. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

Recent downward macroeconomic pressures, unfavorable market conditions and changing circumstances, some of which may be beyond our control, could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB; commitments to advance under existing credit agreements with former SVB will be honored pursuant to the terms of such credit agreements by SVBB. On March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments and SVBB began operations as Silicon Valley Bank, a division of First Citizens Bank. While we only had a minimal amount of our cash directly at SVB, and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First Citizens Bank has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. In addition, in such circumstances, we might not be able to timely pay key vendors, our employees and others. Further, prior to these events we did not have a business relationship with First Citizens Bank or with SVB, a division of First Citizens Bank. Therefore, we may have conflicts with SVB regarding the interpretation of contractual obligations under the SVB Loan, including those relating to our ability to draw down additional capital. For example, in order for us to draw down on the Second Tranche, we must achieve a six-month trailing revenue hurdle and there must not be an event of default under the SVB Loan, each of which is determined by SVB in its sole discretion. Any disagreement between us and SVB as to the interpretation of contractual provisions could result in our inability to draw down on the SVB Loan, which could negatively impact our financial condition.

Likewise, the capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital. Further, our stock price may continue to decline due in part to the volatility of the stock market and any general economic downturn.

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted and may materially and adversely impact our business and operations.

The COVID-19 pandemic spread worldwide and caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. In addition, in response to the COVID-19 pandemic, many state, local and foreign governments put in place government orders and restrictions in order to control the spread of the disease. Such orders and restrictions resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that impacted our business, personnel, personnel at third-party manufacturing facilities and the availability or cost of materials. The COVID-19 pandemic and efforts to reduce its spread have adversely impacted our business and operations. For example, we experienced longer lead times from our suppliers of components used in our product development and manufacturing operations, including due to supply chain challenges currently being experienced generally in the economy. Further, the pandemic had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that there is a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted.

The long-term impact of the COVID-19 pandemic is highly uncertain and subject to sudden change, despite expiration of most of the mandates and a waning effect of the pandemic. A resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks in the future, could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties we rely on, and could worsen over time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of various strains of COVID-19 and the actions to contain its spread or treat its impact, among others. While we do not yet know the full extent of the potential future impacts on our business, any of these occurrences could significantly harm our business, results of operations and financial condition.

Further, the COVID-19 pandemic and government responses to the pandemic has resulted in, and may continue to result in, downward pressure, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all.

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
•
the impact of recent macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, instability in the global banking system, and global events, including the ongoing war in Ukraine, on our business, financial condition, liquidity and results of operations;
•
the continued effect and lasting impact of the COVID-19 pandemic and government responses thereto;

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

As of March 31, 2023, there was $10.5 million of principal owed under our SVB Loan (as defined in Note 8 to our financial statements included in Item 1). In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, SVB could proceed against such assets. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

From December 31, 2022 to March 31, 2023, the number of our full-time employees increased from 275 to 276. Since that time, we have continued to increase our employee headcount and expand our operations and expect to continue to do so as we commercialize the G4 and develop the PX. Our recent growth has placed significant strains on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of our planned PX will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4, and continuing to develop our planned PX and then commercializing our planned PX, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. As a public company, our management and other personnel devote a substantial amount of time toward maintaining compliance with these requirements and effectively manage these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in a virtual environment during the COVID-19 pandemic and related governmental work from home mandates. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

To date, the growth of our operations has been organic, and we have limited experience in acquiring or investing in other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Also, our SVB Loan may restrict our ability to pursue certain mergers, acquisitions, amalgamations or consolidations without obtaining the prior consent of SVB or repaying our outstanding loan amounts. Additionally, future acquisitions or investments could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

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

As of March 31, 2023, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially own approximately 43% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if many other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that many other stockholders may view as beneficial.

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

We are an “emerging growth company” and “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we no longer qualify as an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million as measured on the last business day of our second fiscal quarter.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40443	3.1	June 1, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40443	3.2	June 1, 2021
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Registrant.	8-K	001-40443	3.1	January 26, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Singular Genomics Systems, Inc.

Date: May 9, 2023	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)