Form 10-Q
period 2023-06-30
Singular Genomics Systems, Inc.
filed 2023-08-09
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 73,125,481 shares of common stock, $0.0001 par value, outstanding as of July 28, 2023.

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

Trademarks and Trade Names

Singular Genomics®, G4TM and PXTM and our other logos and trademarks are the property of Singular Genomics Systems, Inc. All other brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress or products in this Quarterly Report does not imply that we have a relationship with, or the endorsement or sponsorship of, the trademark or trade dress owners.

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Singular Genomics Systems, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,817	$74,266
Short-term investments	131,866	170,310
Accounts receivable	32	913
Inventory	14,354	18,221
Prepaid expenses and other current assets	4,624	4,722
Total current assets	225,693	268,432
Right-of-use lease assets	43,864	45,896
Property and equipment, net	11,487	10,784
Restricted cash	1,711	1,711
Other noncurrent assets	1,223	1,152
Total assets	$283,978	$327,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,974	$3,099
Accrued expenses	4,147	4,583
Lease liabilities, current	7,607	6,323
Other current liabilities	222	113
Total current liabilities	13,950	14,118
Lease liabilities, noncurrent	40,650	42,456
Long-term debt, net of issuance costs	10,136	10,065
Other noncurrent liabilities	854	1,015
Total liabilities	65,590	67,654
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A common stock equivalent convertible preferred stock, $0.0001 par value; 7,000 shares authorized, 2,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 73,084,481 and 71,854,688 shares outstanding at June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	510,695	503,926
Accumulated other comprehensive loss	(328)	(837)
Accumulated deficit	(291,986)	(242,775)
Total stockholders’ equity	218,388	260,321
Total liabilities and stockholders’ equity	$283,978	$327,975

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$505	$-	$1,368	$-
Cost of revenue	597	-	1,404	-
Gross margin	(92)	-	(36)	-
Operating expenses:
Research and development	12,624	12,061	24,854	22,707
Selling, general and administrative	14,887	12,182	28,091	23,556
Total operating expenses	27,511	24,243	52,945	46,263
Loss from operations	(27,603)	(24,243)	(52,981)	(46,263)
Other income (expense):
Interest expense	(270)	(167)	(529)	(309)
Interest and other income	2,295	428	4,299	584
Total other income	2,025	261	3,770	275
Net loss	$(25,578)	$(23,982)	$(49,211)	$(45,988)
Net loss per share:
Basic and diluted net loss per share	$(0.35)	$(0.34)	$(0.68)	$(0.65)
Weighted-average shares used to compute basic and diluted net loss per share	72,510,020	70,779,326	72,218,280	70,893,059

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(25,578)	$(23,982)	$(49,211)	$(45,988)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	63	(246)	509	(875)
Comprehensive loss	$(25,515)	$(24,228)	$(48,702)	$(46,863)

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	2,500	$-	71,854,688	$7	$503,926	$(837)	$(242,775)	$260,321
Vesting of common stock issued for early exercise of stock options	-	-	121,799	-	97	-	-	97
Issuance of common stock in connection with exercise of stock options	-	-	19,479	-	13	-	-	13
Stock-based compensation	-	-	-	-	3,081	-	-	3,081
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	446	-	446
Net loss	-	-	-	-	-	-	(23,633)	(23,633)
Balance at March 31, 2023	2,500	$-	71,995,966	$7	$507,117	$(391)	$(266,408)	$240,325
Vesting of common stock issued for early exercise of stock options	-	-	118,889	-	112	-	-	112
Issuance of common stock in connection with exercise of stock options	-	-	3,302	-	-	-	-	-
Issuance of common stock in connection with vesting of restricted stock units	-	-	140,913	-	-	-	-	-
Issuance of common stock in connection with Employee Stock Purchase Plan	-	-	825,411	-	624	-	-	624
Stock-based compensation	-	-	-	-	2,842	-	-	2,842
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	63	-	63
Net loss	-	-	-	-	-	-	(25,578)	(25,578)
Balance at June 30, 2023	2,500	$-	73,084,481	$7	$510,695	$(328)	$(291,986)	$218,388

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173
Exchange of common stock for Series A common stock equivalent convertible preferred stock	2,500	-	(2,500,000)	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	505,322	-	344	-	-	344
Issuance of common stock in connection with exercise of stock options	-	-	65,399	-	34	-	-	34
Stock-based compensation	-	-	-	-	3,566	-	-	3,566
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	(629)	-	(629)
Net loss	-	-					(22,006)	(22,006)
Balance at March 31, 2022	2,500	$-	70,509,463	$7	$492,144	$(767)	$(173,902)	$317,482
Vesting of common stock issued for early exercise of stock options	-	-	219,743	-	151	-	-	151
Issuance of common stock in connection with exercise of stock options	-	-	162,644	-	62	-	-	62
Issuance of common stock in connection with Employee Stock Purchase Plan	-	-	174,019	-	489	-	-	489
Stock-based compensation	-	-	-	-	3,605	-	-	3,605
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(246)	-	(246)
Net loss	-	-	-	-	-	-	(23,982)	(23,982)
Balance at June 30, 2022	2,500	$-	71,065,869	$7	$496,451	$(1,013)	$(197,884)	$297,561

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(49,211)	$(45,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,923	7,171
Amortization of right-of-use lease assets	2,032	1,573
Long-lived asset impairment	1,900	-
Depreciation	1,667	1,071
Amortization of premium on short-term investments	1,060	1,565
Accretion of debt issuance costs	71	79
Changes in operating assets and liabilities:
Accounts receivable	881	-
Inventory	468	(9,309)
Prepaid expenses and other current assets	(337)	(1,049)
Other noncurrent assets	(71)	(921)
Accounts payable	(1,494)	1,307
Accrued expenses	(470)	(222)
Other current liabilities	109	-
Lease liabilities	(521)	(668)
Other noncurrent liabilities	61	-
Net cash used in operating activities	(37,932)	(45,391)
Investing activities
Purchases of short-term investments	(95,249)	(65,139)
Maturities of short-term investments	114,096	51,285
Sales of short-term investments	19,480	15,311
Purchases of property and equipment	(468)	(3,077)
Net cash provided (used) by investing activities	37,859	(1,620)
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	624	489
Proceeds from issuance of common stock under equity incentive plans	13	67
Repurchases of common stock under equity incentive plans	(13)	(432)
Net cash provided by financing activities	624	124
Net increase (decrease) in cash and cash equivalents and restricted cash	551	(46,887)
Cash and cash equivalents and restricted cash, beginning of year	75,977	201,736
Cash and cash equivalents and restricted cash, end of year	$76,528	$154,849

Supplemental disclosure for cash activities
Interest paid	$530	$222
Supplemental disclosure for non-cash activities
Inventory transferred to property and equipment	$3,752	$104
Purchases of inventory included in accounts payable	$319	$-
Vesting of common stock issued for early exercise of stock options	$209	$495
Purchases of property and equipment included in accounts payable	$50	$362
Purchases of inventory included in accrued expenses	$34	$-
Initial lease liability recognized upon lease commencements during the period	$-	$43,231
Initial lease liability recognized upon adoption of ASC 842	$-	$7,074
Noncurrent deposit transferred to property and equipment	$-	$759

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of June 30, 2023 and December 31, 2022, had an accumulated deficit of $292.0 million and $242.8 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through June 30, 2023, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $206.7 million. The Company believes that its cash, cash equivalents and short-term investments as of June 30, 2023 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited financial statements.

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

Summary of Significant Accounting Policies

During the six months ended June 30, 2023, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$74,817	$74,266
Restricted cash	1,711	1,711
Total	$76,528	$75,977

Short-term Investments

Short-term investments primarily consisted of treasury securities, corporate debt securities and asset-backed securities. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held by the Company at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$102,071	$(195)	$101,876
Corporate debt securities	29,104	(127)	28,977
Asset-backed securities	$1,019	$(6)	$1,013
Total	$132,194	$(328)	$131,866

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,776	$(244)	$62,532
Corporate debt securities	102,020	(553)	101,467
Asset-backed securities	$6,351	$(40)	$6,311
Total	$171,147	$(837)	$170,310

The following table summarizes the estimated fair value of contractual maturities of available-for-sale securities held by the Company at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Due within one year	$130,854	$155,920
Due after one but within five years	1,012	14,390
Total	$131,866	$170,310

As of June 30, 2023, the Company considered the nature and number of available-for-sale debt securities in an unrealized loss position. The Company reviews its portfolio of available-for-sale debt securities at least quarterly to determine if any investment is impaired, whether due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2023 were primarily due to increases in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at June 30, 2023.

Revenue Recognition

The Company generates revenue from sales of products which consist of its G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of assurance or extended warranty–type services, is recognized over the applicable service period.

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

The Company regularly enters into contracts that include a combination of products and services, which are distinct within the context of the contract and are accounted for as separate performance obligations. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. Until the Company has sufficient volume of historical sales data for each performance obligation, the Company determines the standalone selling price using observable prices when available and with consideration of current market conditions, which is primarily based on prices set by management, adjusted for applicable discounts. The Company then recognizes revenue for each performance obligation as that performance obligations is satisfied, as discussed above.

For the six months ended June 30, 2023 and 2022, the Company recognized $1.4 million and $0 of revenue related to sales of instruments and consumables products, respectively. Contract liabilities, which consists of deferred revenue, as of June 30, 2023 and June 30, 2022 were $0.3 million and $0, respectively. As of June 30, 2023, $0.1 million of this balance was classified as current. Deferred revenue represents the value of performance obligations that have been invoiced but for which revenue has not yet been earned.

For the six months ended June 30, 2023, all of the Company’s revenue was generated within the United Sates. During this period, the Company’s top three customers comprised approximately 64% of its revenue.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds and asset-backed securities. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits with financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company is monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, including Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB and that commitments to advance under existing credit agreements with former SVB will be honored by SVBB pursuant to the terms of such credit agreements. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership. During the periods presented, the Company has not experienced any losses on its cash, restricted cash, cash equivalents or marketable securities.

Long-lived Asset Impairment

Long-lived assets consist primarily of right-of-use lease assets and property and equipment. During the three months ended June 30, 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. Although the Company is confident in the utility of its long-lived assets, and there have been no changes in their intended use, the implied cash flows based on the market capitalization of the Company indicated its long-lived assets may not be recoverable. In determining the fair value of its long-lived assets, the Company used a combination of discounted cash flows and observable market data. As a result of its fair value analysis, the Company recorded a $1.9 million impairment charge on its property and equipment as selling, general and administrative expense in the statement of operations during the three and six months ended June 30, 2023. No impairment was recorded during the three and six months ended June 30, 2022.

Recent Accounting Pronouncements—Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net loss rather than reducing the carrying amount under the prior, other-than-temporary-impairment model. The new standard must be adopted using the modified retrospective approach and was adopted by the Company starting January 1, 2023. The Company determined there was no cumulative-effect transition adjustment to the opening balance of accumulated deficit for recognition of credit losses upon adoption of this standard based on its assessment of the collectability of its outstanding accounts receivable and the composition and credit quality of its short-term investments.

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3: Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

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

None of the Company’s assets or liabilities are recorded at fair value on a recurring basis other than cash, cash equivalents and short-term investments. No transfers between levels occurred during the periods presented. The fair value of short-term investments is based on market prices quoted on the last day of the fiscal period or other observable market inputs. Long-lived assets are measured at fair value for an impairment assessment based on Level 3 inputs (see Note 2), which is on a nonrecurring basis.

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$1,626	$-	$-	$1,626
Money market funds	51,647	-	-	51,647
U.S. Treasury securities (original maturity of three months or less)	21,544	-	-	21,544
Total cash and cash equivalents	74,817	-	-	74,817
Short-term investments:
U.S. Treasury securities	101,877	-	-	101,877
Corporate debt securities	-	28,977	-	28,977
Asset-backed securities	-	1,012	-	1,012
Total short-term investments	101,877	29,989	-	131,866
Total cash and cash equivalents and short-term investments	$176,694	$29,989	$-	$206,683

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$48,690	$-	$-	$48,690
Money market funds	25,576	-	-	25,576
Total cash and cash equivalents	74,266	-	-	74,266
Short-term investments:
U.S. Treasury securities	62,532	-	-	62,532
Corporate debt securities	-	101,467	-	101,467
Asset-backed securities	-	6,311	-	6,311
Total short-term investments	62,532	107,778	-	170,310
Total cash and cash equivalents and short-term investments	$136,798	$107,778	$-	$244,576

4. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$11,294	$14,508
Work in process	1,941	3,276
Finished goods	1,119	437
Total inventory	$14,354	$18,221

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$3,466	$3,003
Interest receivable	665	1,099
Current deposits and other current assets	493	620
Total prepaid expenses and other current assets	$4,624	$4,722

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		June 30,	December 31,
	Useful Life	2023	2022
Equipment	5 years	$10,732	$8,656
Computers and software	3 years	3,372	2,705
Leasehold improvements	14 years or less	2,244	2,127
Furniture and fixtures	5 years or less	660	1,854
Instruments at customer site	5 years	687	-
Total property and equipment, gross		17,695	15,342
Less: accumulated depreciation		(6,208)	(4,558)
Total property and equipment, net		$11,487	$10,784

Gross asset balances above reflect $1.9 million of long-lived asset impairment described in Note 2 to these unaudited financial statements.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued compensation and other employee benefits	$3,140	$3,580
Accrued research and development expenses	287	360
Accrued professional services	365	204
Accrued other expenses	355	439
Total accrued expenses	$4,147	$4,583

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an amended and restated loan and security agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the then-existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of June 30, 2023, the SVB Loan bears interest at an annual rate of 9.00%. The SVB Loan has an initial interest-only period of 36 months, or until September 2024, from which point we are required to make interest and principal payments through the maturity date. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet. As of June 30, 2023, the SVB Loan is recorded as noncurrent.

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

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement indicating that SVBB had assumed the obligations and commitments of former SVB. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank.

As of June 30, 2023 and December 31, 2022, the debt issuance costs related to the SVB Loan were $0.4 million. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loan and unamortized discount balances as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Long-term debt	$10,500	$10,500
Less: issuance costs	(364)	(435)
Total long-term debt, net of issuance costs	$10,136	$10,065

Future minimum payments of outstanding principal and interest under the SVB Loan are as follows (in thousands):

As of June 30, 2023
2023 (6 months remaining)	$402
2024	2,691
2025	5,829
2026	4,039
Total future minimum payments	12,961
Less: interest, Final Payment fee	(2,461)
Long-term debt	10,500
Less: issuance costs	(364)
Long-term debt, net of issuance costs	$10,136

The Company is subject to customary affirmative and restrictive covenants under the SVB Loan. The Company’s obligations under the SVB Loan are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than intellectual property. The Company has agreed not to encumber its intellectual property assets, except as permitted by the SVB Loan.

The SVB Loan provides for events of default customary for term loan facilities of this type, including but not limited to: non-payment; breaches or defaults in the performance of covenants or representations and warranties; bankruptcy and other insolvency events of the Company; and the occurrence of a material adverse change as defined in the SVB Loan. After the occurrence of an event of default, SVB may, among other remedies, accelerate the payment of all outstanding obligations.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the SVB Loan and there had been no events of default.

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations which require that the Company use its commercially reasonable efforts to research, discover, develop and market certain products by certain specified dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of certain covered products and low single-digit royalty rates on net sales of certain other products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of June 30, 2023, the Company accrued $0.4 million related to these milestones. During the six months ended June 30, 2023, the Company paid $0.1 million to Columbia pursuant to the terms of the License Agreement.

Operating Leases

Overview of Operating Leases

In November 2019, the Company entered into a lease agreement for certain office space in San Diego, California (the “3033 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3033 Lease in May 2020. The Company has since amended the 3033 Lease to extend the lease and expand the existing premises in consideration of certain rent escalations. The term of the 3033 Lease will end 30 days following the Commencement Date of the OAS Lease (defined below).

In June 2020, the Company entered into a lease agreement with ARE-SD Region No. 27, LLC (the “Landlord”) for new office and laboratory space in San Diego, California (“New HQ Lease”). The New HQ Lease term ends at the same time the OAS Lease term ends (defined below). The Landlord made available to the Company for use within 12 months after the commencement date a tenant improvement allowance (“TI Allowance”), which the Company would repay to the Landlord as additional rent over the base term of the lease and which accrues interest at a rate of 8% per annum. The Company did not draw on the TI Allowance. The Company is charged contractual base rent, subject to partial rent abatement, annual base rent adjustments and the Company’s share of operating expenses. The Company gained access to the New HQ Lease space and began recognizing rent expense under this lease in April 2022.

In April 2021, the Company entered into a 62-month lease agreement for additional office and manufacturing space in San Diego, California (the “MR Lease”). The lease includes certain rent escalations and additional charges for common area maintenance and other costs. The Company gained access to the leased space in June 2021 and began recognizing rent expense under the MR Lease at that time.

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

Accounting for Operating Leases

During the six months ended June 30, 2023, the Company incurred $5.9 million of lease costs, of which $1.7 million was related to variable lease payments, which were primarily comprised of common area maintenance, and $4.1 million related to straight-line operating lease cost. During the three and six months ended June 30, 2022 the Company incurred $1.1 million of lease costs, of which $0.1 million was related to the Company’s short-term leases and $0.3 million was related to variable lease payments, which were primarily comprised of common area maintenance and $0.7 million related to straight-line operating lease cost.

As of June 30, 2023, future minimum payments under the Company’s non-cancelable operating leases that have commenced are as follows (in thousands):

2023 (6 months remaining)	$3,931
2024	7,765
2025	5,560
2026	5,565
2027	5,447
2028	5,611
Thereafter	50,192
Future non-cancelable minimum lease payments	84,071
Less: present value discount	(35,814)
Total lease liabilities	48,257
Less: current portion	7,607
Lease liabilities, noncurrent	$40,650

The total undiscounted future minimum lease payments associated with the OAS Lease are approximately $179.0 million and are not included in the table above. The Company did not recognize lease liabilities or corresponding ROU lease assets for the OAS Lease as its lease term had not yet commenced as of June 30, 2023.

Future minimum payments under all of the Company’s non-cancelable operating leases, including those that have not yet commenced, are as follows (in thousands):

2023 (6 months remaining)	$3,931
2024	7,765
2025	10,902
2026	19,346
2027	19,657
2028	20,246
Thereafter	181,076
Total	$262,923

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2023 or December 31, 2022.

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

The Company classifies Series A Common Stock Equivalent Convertible Preferred Stock as permanent equity on the balance sheet because it is not redeemable for cash or other assets of the Company and is not considered debt under ASC 480. There are no features of the Series A Common Stock Equivalent Convertible Preferred Stock that require bifurcation and separate accounting under ASC 815 Derivatives and Hedging. Series A Common Stock Equivalent Convertible Preferred Stock is considered a participating security for purposes of calculating earnings per share under ASC 260 because it participates in dividends ratably on an as-converted basis with common stock.

11. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021, which was amended in July 2022. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company’s common stock that were initially available for issuance under the 2021 Plan equaled the sum of 7,500,000 shares plus 585,720 shares that were then available for issuance under the 2016 Plan. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. As of June 30, 2023, 6,522,375 shares of common stock remained available for future grants under the 2021 Plan.

The number of shares of common stock reserved for issuance under the 2021 Plan is increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2031, by a number equal to the lesser of: (i) 5% of the shares of common stock outstanding on the last day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. In general, to the extent that any awards under the 2021 Plan are forfeited, terminated, expired or lapsed without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2021 Plan, those shares will again become available for issuance under the 2021 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to an award.

Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2021 Plan (and previously the 2016 Plan) at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the grant date. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee.

In August 2022, the Company completed an exchange of 984,291 stock options owned by eligible non-executive employees with exercise prices ranging from $10.99 to $26.23 for the same number of stock options with an exercise price of $3.60. The requisite service period and the contractual term of the new options were not changed from the exchanged options, and the exchanged options were cancelled. The exercise price of $3.60 was the volume-weighted average price of the Company’s common stock for the 20-day period immediately prior to the exchange. The exchange was treated as an option modification under GAAP, and the total incremental expense resulting from the exchange will be $1.2 million, of which $0.4 million was recognized in 2022, and the remaining will be recognized over a weighted-average period of approximately 2.6 years. The Company will continue to recognize the grant-date fair value of the exchanged options over the remaining service period.

Common stock reserved for future issuance under equity incentive plans consisted of the following as of June 30, 2023:

Stock options and restricted stock units issued and outstanding under all Plans	13,432,414
Authorized for future grants under the 2021 Plan	6,522,375
Authorized for future grants under the ESPP	773,699
Total as of June 30, 2023	20,728,488

The table above does not include 267,305 shares of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

Stock Option Activity

The following table summarizes stock option activity during the six months ended June 30, 2023:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2022	9,637,022	$5.35
Exercisable at December 31, 2022	4,066,881	4.17
Granted	2,130,417	1.33
Exercised	(23,479)	0.56
Canceled or forfeited	(596,816)	6.54
Outstanding at June 30, 2023	11,147,144	4.52	8.3	$510
Exercisable at June 30, 2023	5,065,197	4.47	7.5	$413

Options outstanding as of June 30, 2023 consist of stock options vested and expected to vest, assuming no forfeitures. Aggregate intrinsic value as of June 30, 2023 in the table above is the total in-the-money value of the options, which is the aggregate of the difference of each option with an exercise price lower than the Company’s last closing stock price per share of $0.83 as of June 30, 2023.

The 2016 Plan allows for the early exercise of awards by plan participants, subject to the Company’s right of repurchase at the lower of the original exercise price or fair market value for unvested awards. At June 30, 2023 and December 31, 2022, the Company had a liability for the cash received from the early exercise of stock options in the amount of $0.3 million and $0.5 million, respectively. The Company reduces the liability as the underlying stock options vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

As of June 30, 2023 and December 31, 2022, there were 267,305 and 526,660, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

Restricted Stock Unit Activity

Restricted Stock Units (“RSUs”) represent the right to receive common stock, subject to vesting for continued service to the Company. The following table summarizes RSU activity during the six months ended June 30, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value (per Unit)
Outstanding at December 31, 2022	-	$-
Granted	2,515,683	1.76
Vested	(140,913)	1.79
Canceled	(89,500)	2.02
Outstanding at June 30, 2023	2,285,270	1.75

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). A total of 730,000 shares of common stock were initially reserved for issuance under the ESPP. As of June 30, 2023, 773,699 shares of common stock remained available for future issuance under the ESPP. The price at which common stock is purchased by employees under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first day of the offering period or purchase date, whichever is lower. The number of shares of common stock reserved for issuance under the ESPP is increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2041, by a number equal to the lesser of: (a) 1,460,000 shares of common stock (subject to proportionate adjustment in the event of a stock split, stock dividend, reverse stock split, etc.), (b) 1% of the total number of shares of common stock outstanding as of the last day of the prior fiscal year, or (c) a number of shares of common stock determined by the Company’s Board of Directors.

During the six months ended June 30, 2023 and 2022, 825,411 and 174,019 shares of common stock were issued under the ESPP, respectively.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$975	$1,012	$1,898	$1,921
Selling, general and administrative	1,867	2,593	4,025	5,250
Total stock-based compensation expense	$2,842	$3,605	$5,923	$7,171

As of June 30, 2023, total unrecognized stock-based compensation expense was $25.0 million and is expected to be recognized over the weighted-average period of approximately 2.6 years.

The following table shows the weighted-average assumptions used to calculate the fair value of the stock option awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Six Months Ended June 30,
Assumption	2023	2022
Expected volatility	75.80%	57.27%
Expected term (years)	5.3−6.1	5.3−6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.95%	1.86%

The fair value of RSUs is determined as the closing market price of our common stock on the grant date. The fair value of RSUs is recognized as stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award.

12. Net Loss per Share

The Company’s preferred stock was considered a participating security for purposes of calculating earnings per share because it had a right to participate in dividends with common stock. However, because the Company’s preferred stock does not have a contractual obligation to share in the losses of the Company on a basis that is objectively determinable, it was excluded from the calculation of basic net loss per share.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because their inclusion would have been anti-dilutive:

	June 30,
	2023	2022
Employee stock options and RSUs issued and outstanding	13,432,414	9,334,371
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	2,500,000
Common stock subject to the Company’s repurchase right	267,305	845,429
Total	16,199,719	12,679,800

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

Overview

We are a life science technology company that develops next-generation sequencing (“NGS”) and multiomics technologies. The commercially available G4 Sequencing Platform (the “G4”) is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. Our second product in development, the PX system (the “PX”), leverages our proprietary sequencing technology, applying it as an in situ readout to look at RNA and proteins in single cells and tissue. With these products, our mission is to empower researchers and clinicians to advance science and medicine.

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

The G4 is a benchtop next-generation sequencer designed to produce fast and accurate sequencing results. The G4 is designed to target the NGS market in particular applications that require power, speed, flexibility and accuracy. We believe the G4 will expand and accelerate the use of DNA sequencing across a wide range of applications, such as identifying cancer-associated genetic mutations, deep sequencing to detect minimum residual disease in circulating cell-free DNA, profiling the immune system, analyzing single-cell RNA transcription and rapidly sequencing exomes and whole genomes. We executed a three-step commercialization plan for the G4 consisting of the following: (i) collaborating with select partners to conduct beta pilot tests, which we completed in 2021; (ii) collaborating with potential customers in our early access program, which we concluded in the second quarter of 2022; and (iii) offering the G4 broadly to the market. We commercially launched the G4 in December of 2021, and we began recognizing revenue on sales of the G4 and its associated consumable products in the fourth quarter of 2022.

The PX is our second product in development and is a multiomics platform designed to target the markets for single-cell, spatial analysis and proteomics. The PX will leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. We believe the PX, when launched, will be a high-throughput, versatile platform capable of measuring levels of RNA transcription, protein expression and sequence specific information directly in cells and tissues. We believe the PX will have broad application across many areas of biology. We are initially focused on applications in oncology and immunology, with future expansion into other applications such as neurology. We are currently in an advanced prototype development stage for the PX. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we initiated in the fourth quarter of 2022, and executed our first technology access partner agreement in February 2023. Following our technology access program, we plan to expand collaborations with additional potential customers in an early access program.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2023, we incurred a net loss of $49.2 million and used $37.9 million of cash in our operations. As of June 30, 2023, we had an accumulated deficit of $292.0 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities.

On June 1, 2021, we closed our initial public offering (“IPO”) in which we sold 11,730,000 shares of our common stock (including 1,530,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares), resulting in net proceeds of approximately $237.2 million after deducting offering costs, underwriting discounts and commissions of $20.9 million.

From the date of our incorporation through June 30, 2023, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including $130.5 million that we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our SVB Loan (as defined in the “Indebtedness” section of the “Liquidity and Capital Resources” section below). As of June 30, 2023, we had cash, cash equivalents and short-term investments of $206.7 million.

We expect our expenses to increase in connection with our ongoing activities as we:

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

Columbia License Agreement

In August 2016, we entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). The License Agreement includes a number of diligence obligations which require that we use our commercially reasonable efforts to research, discover, develop and market certain products by certain specified dates. Under the License Agreement, we pay an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of certain covered products and low single-digit royalty rates on net sales of certain other products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement.

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

Further, the global markets are facing downward pressure, extreme volatility, rising interest rates and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all.

The capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis, and other pressures including increasing interest rates. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

In addition, we are exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, including Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement indicating that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB and that commitments to advance under existing credit agreements with former SVB will be honored by SVBB pursuant to the terms of such credit agreements. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, we do not believe we have exposure to loss as a result of SVB’s receivership.

Results and Components of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Revenue	$505	$-	$505	100%	$1,368	$-	$1,368	100%
Cost of revenue	597		597	100%	1,404		1,404	100%
Gross margin	(92)	-	(92)	100%	(36)	-	(36)	100%
Operating expenses:
Research and development	12,624	12,061	563	5%	24,854	22,707	2,147	9%
Selling, general and administrative	14,887	12,182	2,705	22%	28,091	23,556	4,535	19%
Total operating expenses	27,511	24,243	3,268	13%	52,945	46,263	6,682	14%
Loss from operations	(27,603)	(24,243)	(3,360)	14%	(52,981)	(46,263)	(6,718)	15%
Other income (expense):
Interest expense	(270)	(167)	(103)	62%	(529)	(309)	(220)	71%
Interest and other income	2,295	428	1,867	436%	4,299	584	3,715	636%
Total other income	2,025	261	1,764	676%	3,770	275	3,495	1,271%
Net loss	$(25,578)	$(23,982)	$(1,596)	-7%	$(49,211)	$(45,988)	$(3,223)	-7%

Revenue, Cost of Revenue and Gross Margin

We generate revenue from the sale of our products, which consist of the G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Once we generate sufficient history of successful customer acceptances for instruments, we intend to recognize revenue for instruments generally upon shipment to the customer. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of assurance or extended warranty–type services, is recognized over the applicable service period. When a single contract has multiple obligations, revenue is allocated to each of those performance obligations. This results in revenue being deferred for performance obligations to be satisfied in the future, such as services and discounted consumables.

Cost of revenue consists primarily of the direct costs of the materials and labor to build our products, overhead such as facilities and indirect labor that support manufacturing, shipping costs, and the labor and direct costs to install the G4. Cost of revenue also includes estimated costs to satisfy customary assurance-type warranties.

The following table summarizes our revenue, cost of revenue and gross margin for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Revenue	$505	$-	$505	100%	$1,368	$-	$1,368	100%
Cost of revenue	597		597	100%	1,404		1,404	100%
Gross margin	$(92)	$-	$(92)	100%	$(36)	$-	$(36)	100%

Three Months Ended June 30, 2023 and June 30, 2022

During the three months ended June 30, 2023, we recognized revenue on instruments and consumables of approximately $0.5 million and approximately $0.1 million, respectively. We did not recognize service revenue for the three months ended June 30, 2023. We did not recognize any revenue for the three months ended June 30, 2022.

Our cost of revenue was approximately $0.6 million for the three months ended June 30, 2023, which was related to the materials, labor and overhead to build and deliver the G4 instruments and consumables that were recognized as revenue during the period.

Our gross margin for the three months ended June 30, 2023 was impacted by additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for “white-glove” services to our initial customers. We expect our gross margins to be variable initially and to improve over time both as we phase-out incentives and enhanced services for early customers and as we increase our manufacturing efficiency.

Six Months Ended June 30, 2023 and June 30, 2022

During the six months ended June 30, 2023 we recognized revenue on instruments and consumables of approximately $1.3 million and approximately $0.1 million, respectively. We did not recognize service revenue for the six months ended June 30, 2023. We did not recognize any revenue for the six months ended June 30, 2022.

Our cost of revenue was approximately $1.4 million, which was related to the materials, labor and overhead to build and deliver the G4 instruments and consumables that were recognized as revenue during the period.

Our gross margin for the six months ended June 30, 2023 was impacted by additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for “white-glove” services to our initial customers. We expect our gross margins to be variable initially and to improve over time both as we phase-out incentives and enhanced services for early customers and as we increase our manufacturing efficiency.

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

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Research and development	$12,624	$12,061	$563	5%	$24,854	$22,707	$2,147	9%

Three Months Ended June 30, 2023 and June 30, 2022

Research and development expense increased by $0.6 million, or 5%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in the current period was primarily due to an increase of $0.3 million in employee compensation costs, excluding stock-based compensation, to support the development efforts of the G4 and related consumables and our beta development of the PX. Stock-based compensation expense decreased by approximately $0.1 million in the current period due to certain employment terminations, offset by equity award grants to employees at lower stock prices. Other increases in the current period included $0.3 million related to increased facilities and information technology costs and $0.1 million related to an increase in depreciation. Research and development materials and other general lab supply costs remained relatively flat period over period.

Six Months Ended June 30, 2023 and June 30, 2022

Research and development expense increased by $2.1 million, or 9%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in the current period was primarily due to an increase of $1.0 million in employee compensation costs, excluding stock-based compensation, to support the development efforts of the G4 and related consumables and our beta development of the PX. Stock-based compensation expense decreased in the current period by approximately $0.1 million due to certain employment terminations, offset by equity award grants to employees at lower stock prices. Other increases in the current period included an aggregate of $1.5 million related to the expansion of our facilities and an increase in information technology costs, as well as $0.2 million related to an increase in depreciation. These increases were offset by a decrease in research and development materials and other general lab supply costs of $0.4 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel in our executive management, finance, legal, administration and human resources functions; professional service fees, including for legal, accounting, patent, auditing and other services; allocated facilities, depreciation and long-lived asset impairment costs; and other costs to support our operations.

We plan to continue to increase our investment in our personnel as we grow, particularly in the areas of sales and customer support. As a result of our continued investment in our personnel, we expect our selling, general and administrative expenses will increase in future periods.

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Selling, general and administrative	$14,887	$12,182	$2,705	22%	$28,091	$23,556	$4,535	19%

Three Months Ended June 30, 2023 and June 30, 2022

Selling, general and administrative expenses increased by $2.7 million, or 22%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in the current period was primarily due to a $1.9 million impairment charge on our property and equipment, which was triggered by the sustained decline in our market capitalization over the preceding year. The increase was also due to an increase of $1.3 million in employee compensation costs, excluding stock-based compensation, to support our growth and commercialization. Stock-based compensation expense decreased by approximately $0.7 million in the current period due to certain employment terminations, offset by equity award grants to employees at lower stock prices. Other increases in the current period included $0.6 million related to increased facilities and information technology costs, $0.3 million in recruiting and hiring expenses, $0.1 million related to an increase in depreciation and $0.2 million for other general administrative expenses. These amounts were offset by a decrease of $1.0 million in insurance premiums and outside consulting and legal costs.

Six Months Ended June 30, 2023 and June 30, 2022

Selling, general and administrative expenses increased by $4.5 million, or 19%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in the current period was primarily due to a $1.9 million impairment charge on our property and equipment, which was triggered by the sustained decline in our market capitalization over the preceding year. The increase was also due to an increase of $2.8 million in employee compensation costs, excluding stock-based compensation, to support our growth and commercialization. Stock-based compensation expense decreased by approximately $1.2 million due to certain employment terminations, offset by equity award grants to employees at lower stock prices. Other increases in the current period included $1.7 million related to increased facilities and information technology costs, $0.4 million related to an increase in depreciation and $0.7 million for other general administrative expenses. These amounts were offset by a decrease of $1.7 million in insurance premiums and outside consulting and legal costs.

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

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Interest expense	$(270)	$(167)	$(103)	62%	$(529)	$(309)	$(220)	71%
Interest and other income	2,295	428	1,867	436%	4,299	584	3,715	636%
Total other income	$2,025	$261	$1,764	676%	$3,770	$275	$3,495	1,271%

Three Months Ended June 30, 2023 and June 30, 2022

Other income increased by $1.8 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to rising interest rates, resulting in an additional $1.9 million of interest income, offset by additional interest expense of $0.1 million.

Six Months Ended June 30, 2023 and June 30, 2022

Other income increased by $3.5 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to rising interest rates, resulting in an additional $3.7 million of interest income, offset by additional interest expense of $0.2 million.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant operating losses and negative cash flows from operations and have only recently recognized revenue from product sales. From our incorporation through June 30, 2023, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. In particular, we expect to incur increasing costs in the near term in connection with the commercialization of the G4, which includes, among others, increasing our sales and marketing and other commercialization efforts to drive market adoption and scaling our manufacturing and customer support capabilities. During the six months ended June 30, 2023, we incurred a net loss of $49.2 million and used $37.9 million of cash in operations. As of June 30, 2023, we had an accumulated deficit of $292.0 million and had cash, cash equivalents and short-term investments of $206.7 million.

Our capital obligations include minimum lease payments of $3.9 million for the remainder of 2023, $7.8 million in 2024, $10.9 million in 2025 and $240.3 million thereafter. Our capital obligations also include minimum payments under our SVB Loan of $0.4 million for the remainder of 2023, $2.7 million in 2024, $5.8 million in 2025 and $4.0 million in 2026. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of certain covered products and low single digit royalty rates on net sales of certain other products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The SVB Loan is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

Our future capital requirements will depend on many factors including executing on our commercialization plans, continuing to invest in our research and development projects and other factors described in the section titled “Risk Factors” elsewhere in this report. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our planned operations for at least 12 months from the issuance date of this report. We have based our estimate of capital requirements on assumptions that may prove to be incorrect, and, as we continue to face challenges and uncertainties, our available capital resources may be consumed more rapidly than currently expected due to a variety of factors, including those factors described in the section titled “Risk Factors” elsewhere in this report.

We may need to seek additional financing in the future to support our operations, research and development activities and commercialization plans. If we are unable to generate sufficient revenue to finance our cash requirements, if the maximum availability of $35.5 million under our SVB Loan is insufficient to finance our cash requirements, or if we are unable to raise additional capital or enter into financing agreements or arrangements when required on favorable terms, or at all, we may have to delay, reduce the scope of, or discontinue one or more development programs, delay potential commercialization or reduce the scope of our sales or marketing activities and pursue other cost cutting measures, including the reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. We can provide no assurance that we will ever be profitable or generate positive cash flow from operating activities or that, if we achieve profitability, we will be able to sustain it.

On July 19, 2022, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC (that was declared effective by the SEC on July 27, 2022), which permits us to offer up to $250 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also filed a sales agreement prospectus covering “at the market” offerings, pursuant to which we may offer and sell up to $100 million of our common stock under a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC. Through the date of this filing, we have not sold any shares of our common stock in “at the market” transactions pursuant to the Sales Agreement.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(37,932)	$(45,391)
Investing activities	37,859	(1,620)
Financing activities	624	124
Net increase (decrease) in cash and cash equivalents and restricted cash	$551	$(46,887)

Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $37.9 million attributable to a net loss of $49.2 million and changes in working capital of $1.4 million, offset by non-cash charges of $12.7 million. Non-cash charges primarily consisted of $5.9 million of stock-based compensation expense, $2.0 million related to the amortization of the Company’s right-of-use lease assets and $1.9 million related to long-lived asset impairment.

During the six months ended June 30, 2022, cash used in operating activities was $45.4 million attributable to a net loss of $46.0 million and changes in working capital of $10.9 million, offset by non-cash charges of $11.5 million. Non-cash charges primarily consisted of $7.2 million of stock-based compensation expense, $1.6 million related to the amortization of premiums on the Company’s short-term investments and $1.6 million related to the amortization of the Company’s right-of-use lease assets.

Investing Activities

During the six months ended June 30, 2023, cash provided by investing activities was $37.9 million, which related to proceeds from sales and maturities of available-for-sale securities of $133.6 million, offset by purchases of available-for-sale securities of $95.2 million and $0.5 million in payments for purchases of property and equipment.

During the six months ended June 30, 2022, cash provided by investing activities was $1.6 million, which related to proceeds from sales and maturities of available-for-sale securities of $66.6 million, offset by purchases of available-for-sale securities of $65.1 million and $3.1 million in payments for purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was approximately $0.6 million, which was primarily related to cash proceeds from the issuance of common stock under our employee stock purchase plan.

During the six months ended June 30, 2022, cash provided by financing activities was approximately $0.1 million, which was primarily related to cash proceeds from the issuance of common stock under our employee stock purchase plan and in connection with exercises of stock options under our employee equity incentive plans, offset by equity repurchases.

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

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into an Amended and Restated Loan and Security Agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, our right to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the then-existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of June 30, 2023, the SVB Loan bears interest at an annual rate of 9.00%. The SVB Loan has an initial interest-only period of 36 months, or until September 2024, from which point we are required to make interest and principal payments through the maturity date. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited financial statements included elsewhere in this report.

Off–Balance Sheet Arrangements

Since our inception, we have not engaged in any off–balance sheet arrangements, as such term is defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual gross revenue; (ii) the date we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”), with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or (iv) December 31, 2026. As a result of this status, we have taken advantage of certain exemptions from various reporting requirements in this report that are applicable to other publicly traded entities that are not emerging growth companies and may elect to take advantage of other exemptions from reporting requirements in our future filings with the SEC. In particular, these exemptions include:

•
the option to present only two years of audited financial statements and only two years of Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•
not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended;
•
not being required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes;” and
•
not being required to disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended June 30, 2023 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We operate in a highly competitive market characterized by rapid technological advances, frequent new product introductions, evolving industry standards and changing customer preferences. Our limited operating history makes it difficult to evaluate our future prospects and our ability to respond to our competitors, changes in our market and the risks and challenges we may encounter as we expand our business operations. If we fail to address the risks, uncertainties and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by companies developing and introducing new products in competitive and rapidly changing markets. If our assumptions regarding the risks and uncertainties we use to plan and operate our business are incorrect or change, or if we do not address these risks and uncertainties successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

We have incurred significant losses since inception, we expect to incur significant losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant losses since we were formed in 2016 and have only recently generated revenue. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, continue to enhance and develop our products and implement our business plans and strategies. Our net loss for the six months ended June 30, 2023 was $49.2 million and for the six months ended June 30, 2022 was $46.0 million. As of June 30, 2023, we had an accumulated deficit of $292.0 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue to commercialize the G4, continue the development of the PX, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have only recently generated revenue, and we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross margin will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

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

We face significant competition in the life sciences technology market. More specifically, the NGS market is characterized by rapid technological changes, frequent new product introductions, established and emerging competition, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our primary competitors and potential competitors are large publicly traded companies or are divisions of large publicly traded companies, including 10x Genomics Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Illumina Inc., MissionBio Inc., Nanostring Technologies, Inc., Oxford Nanopore Technologies Inc., Pacific Biosciences Inc. and Thermo Fisher Scientific Inc. There are other companies, both established and early stage, such as Element Biosciences, Inc. and Ultima Genomics, Inc., who have begun commercializing NGS technologies and offering products to our target customers. We also face competition from companies and research institutes developing their own products or applications for omics research. This is particularly true for the largest research centers and laboratories who are continually testing and trying new technologies, whether from a third-party vendor or developed internally.

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

We have very limited operating history in manufacturing, commercializing and providing customer support for our first product, the G4 and have limited history in developing our PX. As a result, our quarterly and annual operating results may fluctuate significantly as we commercialize and continue to enhance the G4 and begin or continue these new manufacturing, commercialization and customer support activities and continue the development of the PX, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to:

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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of June 30, 2023, we had an accumulated deficit of $292.0 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products. These efforts may prove to be more costly, or take longer, than we currently anticipate. We have only recently recognized revenue, and we may never generate revenue sufficient to offset our expenses. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

Recent downward macroeconomic pressures, unfavorable market conditions and changing circumstances, some of which may be beyond our control, could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement indicating that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB and that commitments to advance under existing credit agreements with former SVB will be honored pursuant to the terms of such credit agreements by SVBB. On March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments and SVBB began operations as Silicon Valley Bank, a division of First Citizens Bank. While we only had a minimal amount of our cash directly at SVB, and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First Citizens Bank has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. In addition, in such circumstances, we might not be able to timely pay key vendors, our employees and others. Further, prior to these events we did not have a business relationship with First Citizens Bank or with SVB, a division of First Citizens Bank. Therefore, we may have conflicts with SVB regarding the interpretation of contractual obligations under the SVB Loan, including those relating to our ability to draw down additional capital. For example, in order for us to draw down on the Second Tranche, we must achieve a six-month trailing revenue hurdle and there must not be an event of default under the SVB Loan, each of which is determined by SVB in its sole discretion. Any disagreement between us and SVB as to the interpretation of contractual provisions could result in our inability to draw down on the SVB Loan, which could negatively impact our financial condition.

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

Risks Related to the Development and Commercialization of Our Products

Our efforts to manufacture and commercialize the G4 and to complete the development and commercially launch our planned PX may not be successful.

With respect to the G4, we completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. We began recognizing revenue on sales of the G4 and its associated consumables in the fourth quarter of 2022. With respect to our planned PX, we are currently in an advanced prototype development stage for the initial products. For the PX, we plan to collaborate with select partners to conduct a technology access program designed to bring samples and collaborators in-house, which we initiated in the fourth quarter of 2022 and executed our first technology access partner agreement in February 2023. Following our technology access program, we plan to expand collaborations with additional potential customers in an early access program. Our commercialization and product development plans may not progress as planned or meet our expected timelines or may not be successful due to:

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

If we fail to continue to improve our planned products or introduce compelling new products, product enhancements or product configurations, our revenue and our prospects could be harmed.

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

While we believe our assumptions and the data underlying our estimates of the total annual addressable market for our products and technologies are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the annual total addressable market for our products and technologies may be incorrect. Further, the future growth of the market for our current and future products depends on many factors beyond our control, and if the markets for our current and future products are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and results of operations could be adversely affected.

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
•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products, including as a result of the separation of the United Kingdom from the European Union (“Brexit”);
•
potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•
difficulties and costs of staffing and managing foreign operations; and
•
difficulties protecting, maintaining, enforcing or procuring intellectual property rights.

If one or more of these risks occurs, it could require us to dedicate significant resources to remedy such occurrence, and if we are unsuccessful in finding a solution, our financial results would suffer.

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

To ensure adequate supply of the G4 to meet demand, we must forecast our future inventory needs and appropriately scale-up our manufacturing operations and personnel. We must also place orders with our third-party suppliers based on such forecasts. Our ability to accurately forecast demand for the G4 could be negatively affected by many factors, including: our ability to timely scale our manufacturing operations and capabilities; the success of our sales and marketing activities; customer acceptance of the G4; and supply delays and shortages. These same risks and uncertainties will also apply to our planned PX and any other future products and product enhancements we elect to pursue.

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

As of June 30, 2023, there was $10.5 million of principal owed under our SVB Loan (as defined in Note 8 to our financial statements included in Item 1). In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions and reduce our flexibility to run and manage our business, which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, SVB could proceed against such assets. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

From December 31, 2021 to June 30, 2023, the number of our full-time employees increased from 221 to 269. Our overall growth has placed significant strains on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of our planned PX will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4, and continuing to develop our planned PX and then commercializing our planned PX, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. As a public company, our management and other personnel devote a substantial amount of time toward maintaining compliance with these requirements and effectively managing these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in an in-person and virtual environment. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

We do not maintain fixed term employment contracts with any of our employees, including the members of our senior management team. As a result, our executives and other key employees could leave our company with little or no prior notice and would be free to work for a competitor. Further, declines in our stock price could impact the retentive value of our equity awards, including for stock option grants that are out-of-the-money. The failure to properly manage succession plans, develop leadership talent or replace the loss of services of senior management or other key employees and qualified personnel, could significantly delay or prevent the achievement of our objectives.

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

Litigation proceedings may be necessary for us to enforce our patent and other intellectual property rights. We may not be successful in such proceedings. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such proceedings is unpredictable. Third parties may also bring challenges to our patents in the USPTO or foreign patent offices seeking to invalidate them.

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

We rely on patent, trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary products and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We currently have over 30 issued patents covering various aspects of our proprietary NGS technology. If we fail to obtain additional patent protection for our products and technology and maintain and protect our intellectual property rights, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. Further, if we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our ability to successfully commercialize our products may be impaired.

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

In addition, the patent position of life sciences technology companies such as ours is generally highly uncertain, involves complex legal and factual questions, and our industry has experienced widespread and intense litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or technologies, may not provide us with any competitive advantages, or may be challenged, narrowed and invalidated by third parties. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

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

We could have disputes with contractual counterparties regarding our or their performance under those contracts or could be unable to fulfill such contractual commitments. For example, in August 2016, we entered into the License Agreement with Columbia, which was subsequently amended in September 2016, November 2016 and June 2017 (the “License Agreement”). Under the License Agreement, we received (i) an exclusive, sublicensable, worldwide license under certain patents owned by Columbia to discover, develop, make and sell products or services covered by the claims of such licensed patents (the “Patent Products”), and (ii) an exclusive, sublicensable, worldwide license under certain materials and technical information provided by Columbia to discover, develop, make and sell products or services that directly use or incorporate such materials or information (the “Other Products”). Under the License Agreement, we are required to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products and to achieve certain fundraising and development milestone events. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. We are also required to make milestone payments to Columbia upon our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We cannot be certain that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO or other similar patent offices around the world. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability, scope and validity of patents within the life sciences industry and any such changes, or any similar adverse changes in the patent laws of other jurisdictions, could have a negative impact on our business, financial condition, prospects and results of operations.

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

Our future in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, when new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may provide the U.S. government the option to, at any time, take title such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As manufacturers develop more complex diagnostic tests and diagnostic software, the FDA may increase its regulation of LDTs. Any future legislative or administrative rule-making or oversight of LDTs, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers. Our operations may subject us to certain of these health care laws through our customers who use our platform for the development or sale of diagnostic tests. Failure to comply with such laws and regulations, as applicable, may result in substantial penalties.

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

As part of the previous Administration’s efforts to combat COVID-19 and consistent with former President Trump’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act. While this action by HHS is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as future legislation by federal and state governments and the FDA will impact the industry, including our business and that of our customers. Such HHS measure may compel the FDA to formalize earlier enforcement discretionary policies and informal guidance through notice-and-comment rulemaking and/or impose further restrictions on LDTs. HHS’ rescission policy may change over time and we cannot be certain if the new administration will withdraw Executive Orders 13771 and 13924. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.

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

We are currently subject to, and may in the future become subject to, additional U.S. federal and state laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our future customer base, and thereby decrease our revenue.

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

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

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

We are in the process of evaluating compliance needs, and are still finalizing formal policies and procedures related to the storage, collection and processing of information, and still need to conduct internal or external data privacy audits, to ensure our compliance with all applicable data protection laws and regulations. Additionally, we still need to assess our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Ownership of our Common Stock

We are not currently in compliance with the minimum bid price rule of the Nasdaq Global Select Market, and if we cannot regain and maintain compliance, our securities may be delisted, which could negatively impact the price of our securities, the liquidity of our common stock, and hinder our ability to raise capital.

On July 17, 2023, we received a deficiency letter (the “Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days prior to the date of the Letter, the bid price for our common stock closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market (the “Minimum Bid Price Requirement”). Under applicable Nasdaq rules, we have a period of 180 calendar days, or until January 15, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period (or prior to January 15, 2024). If we do not regain compliance with the Minimum Bid Requirement by January 15, 2024, we may qualify for an additional 180 calendar day compliance period if we transfer the listing of our common stock to the Nasdaq Capital Market and meet certain requirements. If we do not qualify for, or fail to regain, compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Hearings Panel.

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the Minimum Bid Price Requirement; however, there can be no assurance that we will regain or be able to maintain compliance within the Minimum Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, or maintain compliance with other Nasdaq listing requirements. If we are unable to comply with applicable Nasdaq listing standards, shares of our common stock would be subject to delisting, which could have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the reduction or elimination of our coverage by securities analysts and other market participants, the potential loss of confidence by customers and employees, the loss of institutional investor interest, and fewer business development opportunities. If our common stock is delisted from Nasdaq and is ineligible for quotation or listing on another market or exchange, it could become significantly more difficult to dispose of our common stock, which could cause the price of our common stock to decline further.

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

As of March 31, 2023, the record date of our annual meeting of stockholders, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially owned approximately 43% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if many other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that many other stockholders may view as beneficial.

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

Singular Genomics Systems, Inc.

Date: August 9, 2023	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)