Form 10-Q
period 2023-09-30
Singular Genomics Systems, Inc.
filed 2023-11-14
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 73,384,510 shares of common stock, $0.0001 par value, outstanding as of October 31, 2023.

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
•
our ability to timely and successfully complete the development and implement our commercialization plan for the G4, PX and our product pipeline;
•
the implementation of our business model and strategic plans for the G4, PX and our product pipeline;
•
our expectations regarding the rate and degree of market acceptance of the G4, PX and our product pipeline;
•
our ability to compete with competitive companies and technologies in our industry;
•
our ability to manage and grow our business and commercialize the G4, PX and our product pipeline;
•
our ability to develop and commercialize new products and product enhancements;
•
the impact of downward macroeconomic pressures on our business;
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
•
We expect to be highly dependent upon revenue generated from the sale of the G4 and future products, and any delay or failure by us to successfully develop and commercialize the G4 or future products could have a substantial adverse effect on our business and results of operations.
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
•
We have only launched one commercial product, the G4, and we may not be able to successfully develop or commercially launch the PX or any other products as planned.
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

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Singular Genomics Systems, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,301	$74,266
Short-term investments	157,416	170,310
Accounts receivable	399	913
Inventory	13,420	18,221
Prepaid expenses and other current assets	6,259	4,722
Total current assets	210,795	268,432
Right-of-use lease assets	58,474	45,896
Property and equipment, net	13,426	10,784
Restricted cash	1,711	1,711
Other noncurrent assets	112	1,152
Total assets	$284,518	$327,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,432	$3,099
Accrued expenses	5,063	4,583
Lease liabilities, current	7,706	6,323
Other current liabilities	252	113
Total current liabilities	15,453	14,118
Lease liabilities, noncurrent	59,124	42,456
Long-term debt, net of issuance costs	10,175	10,065
Other noncurrent liabilities	739	1,015
Total liabilities	85,491	67,654
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A common stock equivalent convertible preferred stock, $0.0001 par value; 7,000 shares authorized, 2,500 shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 73,343,510 and 71,854,688 shares outstanding at September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	513,580	503,926
Accumulated other comprehensive loss	(214)	(837)
Accumulated deficit	(314,346)	(242,775)
Total stockholders’ equity	199,027	260,321
Total liabilities and stockholders’ equity	$284,518	$327,975

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$462	$-	$1,830	$-
Cost of revenue	527	-	1,931	-
Gross margin	(65)	-	(101)	-
Operating expenses:
Research and development	11,220	12,732	36,074	35,439
Selling, general and administrative	13,254	11,962	41,345	35,518
Total operating expenses	24,474	24,694	77,419	70,957
Loss from operations	(24,539)	(24,694)	(77,520)	(70,957)
Other income (expense):
Interest expense	(285)	(211)	(814)	(520)
Interest and other income	2,464	1,115	6,763	1,699
Total other income	2,179	904	5,949	1,179
Net loss	$(22,360)	$(23,790)	$(71,571)	$(69,778)
Net loss per share:
Basic and diluted net loss per share	$(0.31)	$(0.33)	$(0.99)	$(0.98)
Weighted-average shares used to compute basic and diluted net loss per share	73,178,822	71,216,292	72,541,979	71,001,441

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(22,360)	$(23,790)	$(71,571)	$(69,778)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	114	(405)	623	(1,280)
Comprehensive loss	$(22,246)	$(24,195)	$(70,948)	$(71,058)

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	2,500	$-	71,854,688	$7	$503,926	$(837)	$(242,775)	$260,321
Vesting of common stock issued for early exercise of stock options	-	-	121,799	-	97	-	-	97
Issuance of common stock in connection with exercise of stock options	-	-	19,479	-	13	-	-	13
Stock-based compensation	-	-	-	-	3,081	-	-	3,081
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	446	-	446
Net loss	-	-	-	-	-	-	(23,633)	(23,633)
Balance at March 31, 2023	2,500	$-	71,995,966	$7	$507,117	$(391)	$(266,408)	$240,325
Vesting of common stock issued for early exercise of stock options	-	-	118,889	-	112	-	-	112
Issuance of common stock in connection with exercise of stock options	-	-	3,302	-	-	-	-	-
Issuance of common stock in connection with vesting of restricted stock units	-	-	140,913	-	-	-	-	-
Issuance of common stock in connection with Employee Stock Purchase Plan	-	-	825,411	-	624	-	-	624
Stock-based compensation	-	-	-	-	2,842	-	-	2,842
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	63	-	63
Net loss	-	-	-	-	-	-	(25,578)	(25,578)
Balance at June 30, 2023	2,500	$-	73,084,481	$7	$510,695	$(328)	$(291,986)	$218,388
Vesting of common stock issued for early exercise of stock options	-	-	117,236	-	91	-	-	91
Issuance of common stock in connection with vesting of restricted stock units	-	-	141,793	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,794	-	-	2,794
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	114	-	114
Net loss	-	-	-	-	-	-	(22,360)	(22,360)
Balance at September 30, 2023	2,500	$-	73,343,510	$7	$513,580	$(214)	$(314,346)	$199,027

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173
Exchange of common stock for Series A common stock equivalent convertible preferred stock	2,500	-	(2,500,000)	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	505,322	-	344	-	-	344
Issuance of common stock in connection with exercise of stock options	-	-	65,399	-	34	-	-	34
Stock-based compensation	-	-	-	-	3,566	-	-	3,566
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	(629)	-	(629)
Net loss	-	-					(22,006)	(22,006)
Balance at March 31, 2022	2,500	$-	70,509,463	$7	$492,144	$(767)	$(173,902)	$317,482
Vesting of common stock issued for early exercise of stock options	-	-	219,743	-	151	-	-	151
Issuance of common stock in connection with exercise of stock options	-	-	162,644	-	62	-	-	62
Issuance of common stock in connection with Employee Stock Purchase Plan	-	-	174,019	-	489	-	-	489
Stock-based compensation	-	-	-	-	3,605	-	-	3,605
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(246)	-	(246)
Net loss	-	-	-	-	-	-	(23,982)	(23,982)
Balance at June 30, 2022	2,500	$-	71,065,869	$7	$496,451	$(1,013)	$(197,884)	$297,561
Vesting of common stock issued for early exercise of stock options	-	-	156,397	-	109	-	-	109
Issuance of common stock in connection with exercise of stock options	-	-	84,260	-	51	-	-	51
Stock-based compensation	-	-	-	-	3,399	-	-	3,399
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(405)	-	(405)
Net loss	-	-					(23,790)	(23,790)
Balance at September 30, 2022	2,500	$-	71,306,526	$7	$500,010	$(1,418)	$(221,674)	$276,925

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(71,571)	$(69,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,717	10,570
Amortization of right-of-use lease assets	3,036	2,601
Depreciation	2,533	1,710
Long-lived asset impairment	1,900	-
Lease incentives received	1,840	-
Amortization of premium on short-term investments	(46)	2,031
Accretion of debt issuance costs	110	126
Changes in operating assets and liabilities:
Accounts receivable	514	-
Inventory	(940)	(13,793)
Prepaid expenses and other current assets	312	(463)
Other noncurrent assets	1,040	(910)
Accounts payable	(1,314)	467
Accrued expenses	370	1,202
Other current liabilities	139	20
Lease liabilities	(1,422)	(960)
Other noncurrent liabilities	37	-
Net cash used in operating activities	(54,745)	(67,177)
Investing activities
Purchases of short-term investments	(129,099)	(139,211)
Maturities of short-term investments	122,846	84,674
Sales of short-term investments	19,987	19,004
Purchases of property and equipment	(578)	(4,204)
Net cash provided (used) by investing activities	13,156	(39,737)
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	624	489
Proceeds from issuance of common stock under equity incentive plans	13	147
Repurchases of common stock under equity incentive plans	(13)	(485)
Net cash provided by financing activities	624	151
Net increase (decrease) in cash and cash equivalents and restricted cash	(40,965)	(106,763)
Cash and cash equivalents and restricted cash, beginning of year	75,977	201,736
Cash and cash equivalents and restricted cash, end of year	$35,012	$94,973

Supplemental disclosure for cash activities
Interest paid	$777	$374
Supplemental disclosure for non-cash activities
Lease liability recognized upon lease modifications during the period	$19,475	$-
Inventory transferred to property and equipment	$6,498	$104
Purchases of inventory included in accounts payable	$647	$-
Vesting of common stock issued for early exercise of stock options	$300	$604
Reduction of lease liability for lease termination	$-	$334
Purchases of property and equipment included in accounts payable	$-	$160
Purchases of inventory included in accrued expenses	$110	$-
Initial lease liability recognized upon lease commencements during the period	$-	$43,231
Initial lease liability recognized upon adoption of ASC 842	$-	$7,074
Noncurrent deposit transferred to property and equipment	$-	$759

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Notes to Financial Statements

(Unaudited)

1. Business

Description of Business

Singular Genomics Systems, Inc. (the “Company”) is a life science technology company that develops next-generation sequencing and multiomics technologies. The commercially available G4 Sequencing Platform is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In addition, the Company commenced development of the PX system, which leverages the Company’s proprietary sequencing technology, applying it as an in situ readout to look at RNA and proteins in single cells and tissue. The Company’s mission is to empower researchers and clinicians to advance science and medicine.

The Company was incorporated in the state of Delaware in June 2016 and has its principal operations in San Diego, California.

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of September 30, 2023 and December 31, 2022, had an accumulated deficit of $314.3 million and $242.8 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through September 30, 2023, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $190.7 million. The Company believes that its cash, cash equivalents and short-term investments as of September 30, 2023 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited financial statements.

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

Summary of Significant Accounting Policies

During the nine months ended September 30, 2023, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$33,301	$74,266
Restricted cash	1,711	1,711
Total	$35,012	$75,977

Short-term Investments

Short-term investments primarily consisted of treasury securities, corporate debt securities and asset-backed securities. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held by the Company at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$136,704	$(151)	$136,553
Corporate debt securities	20,409	(64)	20,345
Asset-backed securities	$517	$1	$518
Total	$157,630	$(214)	$157,416

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,776	$(244)	$62,532
Corporate debt securities	102,020	(553)	101,467
Asset-backed securities	$6,351	$(40)	$6,311
Total	$171,147	$(837)	$170,310

The following table summarizes the estimated fair value of contractual maturities of available-for-sale securities held by the Company at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Due within one year	$156,898	$155,920
Due after one but within five years	518	14,390
Total	$157,416	$170,310

As of September 30, 2023, the Company considered the nature and number of available-for-sale debt securities in an unrealized loss position. The Company reviews its portfolio of available-for-sale debt securities at least quarterly to determine if any investment is impaired, whether due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at September 30, 2023 were primarily due to increases in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at September 30, 2023.

Revenue Recognition

The Company generates revenue from sales of products, which consist of its G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of assurance or extended warranty–type services, is recognized over the applicable service period.

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

During the nine months ended September 30, 2023, the Company recognized $1.6 million of revenue for instruments and $0.2 million of revenue for consumables and services. Contract liabilities, which consists of deferred revenue, as of September 30, 2023 and December 31, 2022 were $0.2 million and $0.1 million, respectively. As of September 30, 2023, $0.1 million of this balance was classified as current. Deferred revenue represents the value of performance obligations that have been invoiced but for which revenue has not yet been earned.

For the nine months ended September 30, 2023, all of the Company’s revenue was generated within the United States. During this period, the Company’s top three customers comprised approximately 50% of its revenue.

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

Long-lived Asset Impairment

Long-lived assets consist primarily of right-of-use lease assets and property and equipment. During the nine months ended September 30, 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. Although the Company is confident in the utility of its long-lived assets, and there have been no changes in their intended use, the implied cash flows based on the market capitalization of the Company indicated its long-lived assets may not be recoverable. In determining the fair value of its long-lived assets, the Company used a combination of discounted cash flows and observable market data. As a result of its fair value analysis, the Company recorded a $1.9 million impairment charge on its property and equipment as selling, general and administrative expense in the statement of operations during the nine months ended September 30, 2023. No impairment was recorded during the three months ended September 30, 2023 or during three and nine months ended September 30, 2022.

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

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$2,528	$-	$-	$2,528
Money market funds	30,773	-	-	30,773
Total cash and cash equivalents	33,301	-	-	33,301
Short-term investments:
U.S. Treasury securities	136,553	-	-	136,553
Corporate debt securities	-	20,345	-	20,345
Asset-backed securities	-	518	-	518
Total short-term investments	136,553	20,863	-	157,416
Total cash and cash equivalents and short-term investments	$169,854	$20,863	$-	$190,717

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$48,690	$-	$-	$48,690
Money market funds	25,576	-	-	25,576
Total cash and cash equivalents	74,266	-	-	74,266
Short-term investments:
U.S. Treasury securities	62,532	-	-	62,532
Corporate debt securities	-	101,467	-	101,467
Asset-backed securities	-	6,311	-	6,311
Total short-term investments	62,532	107,778	-	170,310
Total cash and cash equivalents and short-term investments	$136,798	$107,778	$-	$244,576

4. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$10,641	$14,508
Work in process	2,562	3,276
Finished goods	217	437
Total inventory	$13,420	$18,221

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$2,991	$3,003
Interest receivable	2,932	1,099
Current deposits and other current assets	336	620
Total prepaid expenses and other current assets	$6,259	$4,722

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		September 30,	December 31,
	Useful Life	2023	2022
Equipment	5 years	$12,589	$8,656
Computers and software	3 years	3,372	2,705
Leasehold improvements	14 years or less	2,244	2,127
Furniture and fixtures	5 years or less	660	1,854
Instruments at customer site	5 years	1,608	-
Total property and equipment, gross		20,473	15,342
Less: accumulated depreciation		(7,047)	(4,558)
Total property and equipment, net		$13,426	$10,784

Gross asset balances above reflect $1.9 million of long-lived asset impairment described in Note 2 to these unaudited financial statements.

Transfers of assets from inventory to property and equipment are transferred at standard cost and recognized at carrying value.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued compensation and other employee benefits	$4,015	$3,580
Accrued research and development expenses	234	360
Accrued professional services	413	204
Accrued other expenses	401	439
Total accrued expenses	$5,063	$4,583

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an amended and restated loan and security agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the then-existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of September 30, 2023, the SVB Loan bears interest at an annual rate of 9.25%. The SVB Loan has an initial interest-only period of 36 months, or until September 2024, from which point we are required to make interest and principal payments through the maturity date. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet. As of September 30, 2023, the SVB Loan is recorded as noncurrent.

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

As of September 30, 2023 and December 31, 2022, the debt issuance costs related to the SVB Loan were $0.3 million and $0.4 million, respectively. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

The SVB Loan and unamortized discount balances as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Long-term debt	$10,500	$10,500
Less: issuance costs	(325)	(435)
Total long-term debt, net of issuance costs	$10,175	$10,065

Future minimum payments of outstanding principal and interest at the rate in effect as of September 30, 2023 under the SVB Loan are as follows (in thousands):

As of September 30, 2023
2023 (3 months remaining)	$165
2024	2,290
2025	5,886
2026	4,511
Total future minimum payments	12,852
Less: interest, Final Payment fee	(2,352)
Long-term debt	10,500
Less: issuance costs	(325)
Long-term debt, net of issuance costs	$10,175

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

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the SVB Loan and there had been no events of default.

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations which require that the Company use its commercially reasonable efforts to research, discover, develop and market certain products by certain specified dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of certain covered products and low single-digit royalty rates on net sales of certain other products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of September 30, 2023, the Company accrued $0.4 million related to these milestones. During the nine months ended September 30, 2023, the Company paid $0.1 million to Columbia pursuant to the terms of the License Agreement.

Operating Leases

Overview of Operating Leases

In November 2019, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3033 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3033 Lease in May 2020. The Company has since amended the 3033 Lease, most recently in September 2023, which extended the term of the lease and provided a tenant improvement allowance of approximately $1.0 million. The term of the 3033 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.2 million as a security deposit during the term of the lease. As of September 30, 2023, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In June 2020, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3010 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3010 Lease in April 2022. The Company has since amended the 3010 Lease, most recently in September 2023, which extended the term of the lease. The term of the 3010 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.4 million as a security deposit during the term of the lease. As of September 30, 2023, $0.4 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In April 2021, the Company entered into a lease agreement for office and manufacturing space in San Diego, California (the “MR Lease”). The Company gained access to the leased space and began recognizing rent expense under the MR Lease in June 2021. The term of the MR Lease will end in July 2026.

In January 2022, the Company entered into a lease agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. (“ARE”) to lease two buildings to be constructed in connection with One Alexandria Square in La Jolla, California. In July 2023, the Company entered into an agreement to terminate the OAS Lease. Pursuant to this agreement, the OAS Lease terminated, effective September 13, 2023. In connection with the lease termination, ARE agreed to pay the Company lease termination payments of (a) approximately $1.8 million, which the Company received in September 2023, and (b) an additional amount of approximately $1.0 million to be paid by January 26, 2024. In addition, ARE refunded the Company approximately $1.1 million in prepaid base rent under the terms of the OAS Lease in September 2023 and agreed to return to the Company a letter of credit in the amount of approximately $1.1 million issued to ARE pursuant to the terms of the OAS Lease by November 12, 2023.

Accounting for Operating Leases

During the nine months ended September 30, 2023, the Company incurred $8.8 million of lease costs, of which $2.6 million was related to variable lease payments, which were primarily comprised of common area maintenance, and $6.1 million related to straight-line operating lease cost. During the three and nine months ended September 30, 2022, the Company incurred $6.4 million of lease costs, of which $0.1 million was related to the Company’s short-term leases, and $1.8 million was related to variable lease payments, which were primarily comprised of common area maintenance, and $4.5 million related to straight-line operating lease cost.

During the three months ended September 30, 2023, in connection with the amendments of the 3010 Lease and 3033 Lease described above, the Company recorded additional lease liabilities of $19.5 million.

As of September 30, 2023, future minimum payments under the Company’s non-cancelable operating leases are as follows (in thousands):

2023 (3 months remaining)	$1,993
2024	8,094
2025	5,716
2026	8,607
2027	8,580
2028	8,837
Thereafter	79,058
Future non-cancelable minimum lease payments	120,885
Less: present value discount	(54,055)
Total lease liabilities	66,830
Less: current portion	7,706
Lease liabilities, noncurrent	$59,124

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2023 or December 31, 2022.

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

11. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021, which was amended in July 2022. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company’s common stock that were initially available for issuance under the 2021 Plan equaled the sum of 7,500,000 shares plus 585,720 shares that were then available for issuance under the 2016 Plan. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. As of September 30, 2023, 5,689,209 shares of common stock remained available for future grants under the 2021 Plan.

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

Common stock reserved for future issuance under equity incentive plans consisted of the following as of September 30, 2023:

Stock options and restricted stock units issued and outstanding under all Plans	14,108,195
Authorized for future grants under the 2021 Plan	5,689,209
Authorized for future grants under the ESPP	773,699
Total as of September 30, 2023	20,571,103

The table above does not include 150,069 shares of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

Stock Option Activity

The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2022	9,637,022	$5.35
Exercisable at December 31, 2022	4,066,881	4.17
Granted	2,647,750	1.21
Exercised	(23,479)	0.56
Canceled or forfeited	(704,611)	6.35
Outstanding at September 30, 2023	11,556,682	4.35	8.1	$39
Exercisable at September 30, 2023	5,596,954	4.53	7.4	$39

Options outstanding as of September 30, 2023 consist of stock options vested and expected to vest, assuming no forfeitures. Aggregate intrinsic value as of September 30, 2023 in the table above is the total in-the-money value of the options, which is the aggregate of the difference of each option with an exercise price lower than the Company’s last closing stock price per share of $0.38 as of September 30, 2023.

The 2016 Plan allows for the early exercise of awards by plan participants, subject to the Company’s right of repurchase at the lower of the original exercise price or fair market value for unvested awards. At September 30, 2023 and December 31, 2022, the Company had a liability for the cash received from the early exercise of stock options in the amount of $0.2 million and $0.5 million, respectively. The Company reduces the liability as the underlying stock options vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

As of September 30, 2023 and December 31, 2022, there were 150,069 and 526,660, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

Restricted Stock Unit Activity

Restricted stock units (“RSUs”) represent the right to receive common stock, subject to vesting for continued service to the Company. The following table summarizes RSU activity during the nine months ended September 30, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value (per Unit)
Outstanding at December 31, 2022	-	$-
Granted	2,969,850	1.60
Vested	(282,706)	1.78
Canceled	(135,631)	1.96
Outstanding at September 30, 2023	2,551,513	1.56

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). A total of 730,000 shares of common stock were initially reserved for issuance under the ESPP. As of September 30, 2023, 773,699 shares of common stock remained available for future issuance under the ESPP. The price at which common stock is purchased by employees under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first day of the offering period or purchase date, whichever is lower. The number of shares of common stock reserved for issuance under the ESPP is increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2041, by a number equal to the lesser of: (a) 1,460,000 shares of common stock (subject to proportionate adjustment in the event of a stock split, stock dividend, reverse stock split, etc.), (b) 1% of the total number of shares of common stock outstanding as of the last day of the prior fiscal year, or (c) a number of shares of common stock determined by the Company’s Board of Directors.

During the nine months ended September 30, 2023 and 2022, 825,411 and 174,019 shares of common stock were issued under the ESPP, respectively.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$949	$1,091	$2,847	$3,012
Selling, general and administrative	1,845	2,308	5,870	7,558
Total stock-based compensation expense	$2,794	$3,399	$8,717	$10,570

As of September 30, 2023, total unrecognized stock-based compensation expense was $22.5 million and is expected to be recognized over the weighted-average period of approximately 2.4 years.

The following table shows the weighted-average assumptions used to calculate the fair value of the stock option awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Nine Months Ended September 30,
Assumption	2023	2022
Expected volatility	73.55%	57.56%
Expected term (years)	5.3−6.1	5.2−6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.05%	1.98%

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
Employee stock options and RSUs issued and outstanding	14,108,195	9,659,301
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	2,500,000
Common stock subject to the Company’s repurchase right	150,069	654,487
Total	16,758,264	12,813,788

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

Overview

We are a life science technology company that develops next-generation sequencing (“NGS”) and multiomics technologies. The commercially available G4 Sequencing Platform (the “G4”) is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In addition, we commenced development of the PX system (the “PX”), which leverages our proprietary sequencing technology, applying it as an in situ readout to look at RNA and proteins in single cells and tissue. We are also actively evaluating additional product development and service-related opportunities to accelerate the introduction and commercialization of our multiomics technologies. Our mission is to empower researchers and clinicians to advance science and medicine.

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

The PX is a development-stage multiomics platform that we designed to target the markets for single-cell, spatial analysis and proteomics and to potentially leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. We believe the PX could serve as a high-throughput, versatile platform capable of measuring levels of RNA transcription, protein expression and sequence specific information directly in cells and tissues. We also believe the PX could have broad application across many areas of biology, such as oncology, immunology and neurology. We are actively evaluating additional product development and service-related opportunities to accelerate the introduction and commercialization of our multiomics technologies.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2023, we incurred a net loss of $71.6 million and used $54.7 million of cash in our operations. As of September 30, 2023, we had an accumulated deficit of $314.3 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities.

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

From the date of our incorporation through September 30, 2023, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including $130.5 million that we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our SVB Loan (as defined in the “Indebtedness” section of the “Liquidity and Capital Resources” section below). As of September 30, 2023, we had cash, cash equivalents and short-term investments of $190.7 million.

We expect our expenses to be roughly flat in the near term and to increase in the longer term in connection with our operations and investments as we:

•
continue to commercialize and enhance the G4;
•
continue to develop our product pipeline;
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

The capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis, and other pressures including increasing interest rates. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

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

Results and Components of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Revenue	$462	$-	$462	100%	$1,830	$-	$1,830	100%
Cost of revenue	527	-	527	100%	1,931	-	1,931	100%
Gross margin	(65)	-	(65)	100%	(101)	-	(101)	100%
Operating expenses:
Research and development	11,220	12,732	(1,512)	-12%	36,074	35,439	635	2%
Selling, general and administrative	13,254	11,962	1,292	11%	41,345	35,518	5,827	16%
Total operating expenses	24,474	24,694	(220)	-1%	77,419	70,957	6,462	9%
Loss from operations	(24,539)	(24,694)	155	-1%	(77,520)	(70,957)	(6,563)	9%
Other income (expense):
Interest expense	(285)	(211)	(74)	35%	(814)	(520)	(294)	57%
Interest and other income	2,464	1,115	1,349	121%	6,763	1699	5,064	298%
Total other income	2,179	904	1,275	141%	5,949	1,179	4,770	405%
Net loss	$(22,360)	$(23,790)	$1,430	6%	$(71,571)	$(69,778)	$(1,793)	-3%

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

The following table summarizes our revenue, cost of revenue and gross margin for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Revenue	$462	$-	$462	100%	$1,830	$-	$1,830	100%
Cost of revenue	527	-	527	100%	1,931	-	1,931	100%
Gross margin	$(65)	$-	$(65)	100%	$(101)	$-	$(101)	100%

Three Months Ended September 30, 2023 and September 30, 2022

During the three months ended September 30, 2023, we recognized $0.3 million of revenue for instruments, approximately $0.1 million of revenue for consumables and approximately $0.1 million of revenue for services. We did not recognize any revenue for the three months ended September 30, 2022.

Our cost of revenue was approximately $0.5 million for the three months ended September 30, 2023, which was primarily related to the materials, labor and overhead to build and deliver the G4 instruments and consumables that were recognized as revenue during the period.

Our gross margin for the three months ended September 30, 2023 was impacted by additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for “white-glove” services to our initial customers. We expect our gross margins to be variable initially and to improve over time both as we phase-out incentives and enhanced services for early customers and as we increase our manufacturing efficiency.

Nine Months Ended September 30, 2023 and September 30, 2022

During the nine months ended September 30, 2023 we recognized $1.6 million of revenue for instruments and approximately $0.2 million of revenue for consumables and services. We did not recognize any revenue for the nine months ended September 30, 2022.

Our cost of revenue was approximately $1.9 million, which was primarily related to the materials, labor and overhead to build and deliver the G4 instruments and consumables that were recognized as revenue during the period.

Our gross margin for the nine months ended September 30, 2023 was impacted by additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for “white-glove” services to our initial customers. We expect our gross margins to be variable initially and to improve over time both as we phase-out incentives and enhanced services for early customers and as we increase our manufacturing efficiency.

Research and Development Expense

Research and development expenses consist primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel engaged in research and development activities; consultant fees; fees incurred under intellectual property license agreements; laboratory supplies and development compound materials; and allocated facilities, information technology and depreciation costs. Research and development costs are charged to expense as incurred.

We plan to continue to invest in our research and development efforts related to our product development pipeline and our proprietary technology. We expect our expenses to be roughly flat in the near term and to increase in the longer term in connection with hiring personnel and purchasing supplies and materials to support our research and development efforts.

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Research and development	$11,220	$12,732	$(1,512)	-12%	$36,074	$35,439	$635	2%

Three Months Ended September 30, 2023 and September 30, 2022

Research and development expense decreased by $1.5 million, or 12%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in the current period was due to a decrease of $0.4 million in employee compensation costs, excluding stock-based compensation, due to reduced headcount. Stock-based compensation expense decreased by approximately $0.2 million in the current period due to forfeitures of equity awards, offset by equity award grants to employees. Other decreases in the current period included $0.5 million related to decreased facilities and information technology costs and $0.4 million related to lower costs for general lab supplies and other research and development costs.

Nine Months Ended September 30, 2023 and September 30, 2022

Research and development expense increased by $0.6 million, or 2%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in the current period was due to an increase of $0.6 million in employee compensation costs, excluding stock-based compensation, to support the development efforts of the G4 and related consumables and development of our product pipeline. Stock-based compensation expense decreased in the current period by approximately $0.2 million due to forfeitures of equity awards, offset by equity award grants to employees. Other increases in the current period included $1.0 million related to the expansion of our facilities and an increase in information technology costs, as well as $0.2 million related to an increase in depreciation. These increases were offset by a decrease in research and development materials and other general lab supply costs of $1.0 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel in our executive management, sales, finance, legal, administration and human resources functions; professional service fees, including for legal, accounting, patent, auditing and other services; allocated facilities, information technology and depreciation costs; long-lived asset impairment costs; and other costs to support our operations.

We plan to continue to invest in our personnel as we grow, particularly in the areas of sales and customer support. We expect our expenses to be roughly flat in the near term and to increase in the longer term.

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Selling, general and administrative	$13,254	$11,962	$1,292	11%	$41,345	$35,518	$5,827	16%

Three Months Ended September 30, 2023 and September 30, 2022

Selling, general and administrative expenses increased by $1.3 million, or 11%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was due to an increase of $0.9 million in employee compensation costs, excluding stock-based compensation, to support our growth and commercialization. Stock-based compensation expense decreased by approximately $0.3 million in the current period due to forfeitures of equity awards, offset by equity award grants to employees. Other increases in the current period included $0.8 million related to increased facilities and information technology costs, $0.2 million related to an increase in depreciation and $0.2 million for other general administrative expenses. These amounts were offset by a decrease of $0.5 million in insurance premiums and outside consulting and legal costs.

Nine Months Ended September 30, 2023 and September 30, 2022

Selling, general and administrative expenses increased by $5.8 million, or 16%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in the current period was due to a $1.9 million impairment charge on our property and equipment, which was triggered by the sustained decline in our market capitalization over the preceding year. The increase was also due to an increase of $3.6 million in employee compensation costs, excluding stock-based compensation, to support our growth and commercialization. Stock-based compensation expense decreased by approximately $1.5 million due to forfeitures of equity awards, offset by equity award grants to employees. Other increases in the current period included $2.4 million related to increased facilities and information technology costs, $0.6 million related to an increase in depreciation and $0.7 million for other general administrative expenses. These amounts were offset by a decrease of $1.9 million in insurance premiums and outside consulting and legal costs.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense.

Interest Expense—Interest expense consists of interest related to our SVB Loan, including amortization of debt issuance costs.

Interest and Other Income—Interest income consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in government notes, money market funds and corporate notes. Other income primarily includes certain tax credits received.

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Interest expense	$(285)	$(211)	$(74)	35%	$(814)	$(520)	$(294)	57%
Interest and other income	2,464	1,115	1,349	121%	6,763	1,699	5,064	298%
Total other income	$2,179	$904	$1,275	141%	$5,949	$1,179	$4,770	405%

Three Months Ended September 30, 2023 and September 30, 2022

Other income increased by $1.3 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to rising interest rates, resulting in an additional $1.4 million of interest income, offset by additional interest expense of $0.1 million.

Nine Months Ended September 30, 2023 and September 30, 2022

Other income increased by $4.8 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to rising interest rates, resulting in an additional $5.1 million of interest income, offset by additional interest expense of $0.3 million.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant operating losses and negative cash flows from operations and have only recently recognized revenue from product sales. From our incorporation through September 30, 2023, we have financed our operations primarily through the net proceeds from our IPO, and private placements of convertible preferred stock and convertible promissory notes. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. During the nine months ended September 30, 2023, we incurred a net loss of $71.6 million and used $54.7 million of cash in operations. As of September 30, 2023, we had an accumulated deficit of $314.3 million and had cash, cash equivalents and short-term investments of $190.7 million.

Our capital obligations include minimum lease payments of $2.0 million for the remainder of 2023, $8.1 million in 2024, $5.7 million in 2025 and $105.1 million thereafter. Our capital obligations also include minimum payments under our SVB Loan of $0.2 million for the remainder of 2023, $2.3 million in 2024, $5.9 million in 2025 and $4.5 million in 2026. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of certain covered products and low single digit royalty rates on net sales of certain other products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The SVB Loan is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

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

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(54,745)	$(67,177)
Investing activities	13,156	(39,737)
Financing activities	624	151
Net increase (decrease) in cash and cash equivalents and restricted cash	$(40,965)	$(106,763)

Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $54.7 million attributable to a net loss of $71.6 million and changes in working capital of $1.3 million, offset by non-cash charges of $16.3 million and cash lease incentives received of $1.8 million. Non-cash charges primarily consisted of $8.7 million of stock-based compensation expense, $3.0 million related to the amortization of the Company’s right-of-use lease assets, $2.5 million of depreciation and $1.9 million related to long-lived asset impairment.

During the nine months ended September 30, 2022, cash used in operating activities was $67.2 million attributable to a net loss of $69.8 million and changes in working capital of $14.4 million, offset by non-cash charges of $17.0 million. Non-cash charges primarily consisted of $10.6 million of stock-based compensation expense, $2.6 million related to the amortization of the Company's right-of-use lease assets, $2.0 million related to the amortization of premiums on the Company’s short-term investments and $1.7 million of depreciation.

Investing Activities

During the nine months ended September 30, 2023, cash provided by investing activities was $13.2 million, which related to proceeds from sales and maturities of available-for-sale securities of $142.8 million, offset by purchases of available-for-sale securities of $129.1 million and $0.6 million in payments for purchases of property and equipment.

During the nine months ended September 30, 2022, cash used in investing activities was $39.7 million, which related to purchases of available-for-sale securities of $139.2 million and $4.2 million in payments for purchases of property and equipment, offset by proceeds from sales and maturities of available-for-sale securities of $103.7 million.

Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was approximately $0.6 million, which was primarily related to cash proceeds from the issuance of common stock under our employee stock purchase plan.

During the nine months ended September 30, 2022, cash provided by financing activities was approximately $0.2 million, which was primarily related to cash proceeds from the issuance of common stock under our employee stock purchase plan and in connection with exercises of stock options under our employee equity incentive plans, offset by equity repurchases.

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

In September 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into an Amended and Restated Loan and Security Agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, our right to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the then-existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of September 30, 2023, the SVB Loan bears interest at an annual rate of 9.25%. The SVB Loan has an initial interest-only period of 36 months, or until September 2024, from which point we are required to make interest and principal payments through the maturity date. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

In September 2022, we entered into an amendment to the 2021 SVB Loan (the “2022 SVB Loan Amendment”). The 2022 SVB Loan Amendment extended the period to draw down the additional tranches totaling $25.0 million from September 30, 2022 to March 31, 2024, provided that in order for us to access the Second Tranche availability we must achieve a six-month trailing revenue hurdle.

As further described above in the section titled “The Macroeconomic Environment,” SVBB assumed the obligations and commitments of SVB, and subsequently, on March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended September 30, 2023 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred significant losses since we were formed in 2016 and have only recently generated revenue. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, continue to enhance and develop our products and implement our business plans and strategies. Our net loss for the nine months ended September 30, 2023 was $71.6 million and for the nine months ended September 30, 2022 was $69.8 million. As of September 30, 2023, we had an accumulated deficit of $314.3 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue to commercialize the G4, continue the development of our product pipeline, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have only recently generated revenue, and we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross margin will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We have only recently generated revenue and have limited experience developing and commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We commercially launched our first product, the G4, in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing and commercializing our technologies and products, including developing and commercializing the G4, PX and our product pipeline and product enhancements. The performance of our products in our beta pilot program and early access program may not be indicative of the performance our customers experience following commercial launch, and we may need to make modifications to improve our products. For example, we expect to make modifications to improve the reliability, quality and/or functionality of the G4 as we manufacture the G4 and in response to customer feedback, and we expect the G4 to improve in time as further units are sold. However, there can be no assurance that this will occur or that we will avoid delays in finalizing these improvements. There can be no assurance that we will be able to timely achieve market acceptance for the G4 in the future. We have limited experience manufacturing the G4 for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Further, while we commenced the development of the PX, we have not completed its development and have no experience manufacturing or commercializing the PX. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

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

We cannot assure investors that we can successfully compete with these competitors or that the G4, the PX or any other technologies and products we may develop can compete favorably with the offerings from such competitors. We also cannot assure investors that we can successfully defend our technologies and products from lawsuits filed by our competitors without significant expenses, the requirement to complete additional product and technology development, potential manufacturing or commercialization delays, or at all. Further, we cannot assure investors that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, or developed by our customers internally. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to offer products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Many of our competitors have also been able to enter into long-term, exclusive agreements with major potential customers, often by offering favorable pricing and other terms. Until these agreements expire, our ability to place our products with these customers will be limited. Even after exclusive agreements expire, we may not be able to compete with the terms offered by our competitors in their efforts to extend exclusive relationships with these major potential customers. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

If our products fail to achieve early customer and scientific acceptance, we may not be able to achieve broader market acceptance for our products, and our revenue and prospects may be harmed.

We cannot guarantee that customer experiences or reviews of the G4 from our customers will be favorable. Initial negative perception of the G4 by customers could irreparably damage our reputation and ability to successfully commercialize the G4, PX or any of our other future products. Further, the life sciences scientific community is comprised of a small number of early adopters and key opinion leaders (“KOLs”) who significantly influence the rest of the community and the marketplace in general. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries, but also the methods and typically the products used to fuel such discoveries. Mentions in peer-reviewed journal publications are a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and KOLs publish research involving the use of our products is critical to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such KOLs is vital to growing the acceptance of our products in the marketplace. If early adopters and KOLs do not favorably describe the use of our products, do not compare our products favorably to existing products and technologies, or negatively describe the use and operation of our products in publications, it may drive potential customers away from our products and prevent broader market acceptance of our products, which could harm our business, financial condition and results of operations.

We expect to be highly dependent upon revenue generated from the sale of the G4 and future products, and any delay or failure by us to successfully develop and commercialize the G4, PX or other future products could have a substantial adverse effect on our business and results of operations.

We have commercially launched the G4 and began recognizing revenue on sales of the G4 in the fourth quarter of 2022. We commenced development of the PX, which is a platform that we designed to target the markets for single-cell, spatial analysis and proteomics. We are actively evaluating additional product development and service-related opportunities to accelerate the introduction and commercialization of our multiomics technologies. As a result, we expect to generate substantially all of our revenue in the near term from the sale of the G4. There can be no assurance of the following: that the G4 will meet the expectations of our customers, including those relating to cost, reliability, performance and features, or otherwise gain market acceptance; that we can manufacture the G4 in commercial quantities; that we will be able to successfully commercialize the G4; or that we will be able to service and maintain the G4 products that we have sold. Further, there is no assurance that we will be able to successfully complete the development of, or commercialize, the PX or any other future products or product enhancements we elect to pursue. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurances we will be successful in doing so or doing so on our intended timelines. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause the G4, PX or other future products to not be commercially attractive to our customers.

Our future financial performance will be dependent on our ability to increase penetration and utilization in our existing markets.

Our financial performance will be driven by, and a key factor to our future success will be, the rate of commercial adoption of the G4 and future products. In addition, our financial performance will be dependent on our ability to increase customer utilization of our products, and thereby, increase sales of our consumables and any other associated products and services we offer. There is no assurance that we will be successful in demonstrating our product performance claims and value proposition to potential customers. There also is no assurance that our direct sales and marketing organization in the United States or our direct or distributor sales and marketing efforts in markets outside the United States will drive broad customer adoption of our products. Further, we may not be successful in increasing our customers’ usage of our products, or their associated purchase of our consumables and other products and services. Any failure to establish a broad installed base of the G4, PX or other future products among our target customers, or failure to increase the usage of our products and the associated sales of our consumables and other products and services, will limit our revenue growth and harm our results of operations and financial performance.

Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.

We are initially targeting customers who are already familiar with genomic analysis, including academic institutions, genomic research centers/core labs and government laboratories, as well as pharmaceutical, clinical research organizations (“CROs”), biotechnology, consumer genomics, commercial molecular diagnostic laboratories and agrigenomics companies. We believe that a substantial amount of our sales revenue in the near term will be generated from sales to academic and other research institutions. Therefore, we expect much of these customers’ funding will be, in turn, provided by various state, federal and international governmental agencies. As a result, the demand for the G4 and any other product or product enhancements we elect to develop in the future may depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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
•
researchers’ opinions of the utility of the G4 or any other product or product enhancements we elect to develop in the future;
•
citation of the G4 or our other future products in published research;
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

We have very limited operating history in manufacturing, commercializing and providing customer support for our first product, the G4, and have limited history in developing the PX and other products. As a result, our quarterly and annual operating results may fluctuate significantly as we commercialize and continue to enhance the G4 and begin or continue these new manufacturing, commercialization and customer support activities and continue the development of our product pipeline, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to:

•
our ability to successfully manufacture and commercialize the G4 on our anticipated timelines and costs;
•
our ability to develop and successfully manufacture and commercialize the PX or other products and technologies on our anticipated timelines and costs;
•
the timing and cost of, and level of investment in, research and development, manufacturing and commercialization activities relating to our products and technologies, which may change from time to time;
•
the level of demand for any products or product enhancements we are able to commercialize, particularly the G4 and any future products, which may vary significantly from period to period;
•
market acceptance of our products, especially by early adopters and KOLs;
•
our ability to drive adoption of our products and technologies, including the G4 and any future products, in our target markets and our ability to expand into any future target markets;
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
•
the volume and mix of our sales between the G4 and other products and technologies, including consumables, or changes in the manufacturing or sales costs related to our products;
•
the utilization of our instruments and the volume and mix of the sales of our consumables;
•
the length of time of the sales cycle for purchases of our products and technologies, including the G4 and any future products;
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
•
the impact of recent macroeconomic conditions on our business, financial condition, liquidity and results of operations, including inflation, increasing interest rates and volatile market conditions, instability in the global banking system, and other global events, including the ongoing war in Ukraine and conflicts in the Middle East;
•
the impact of pandemics such as the COVID-19 pandemic on the economy, our business and operations, investment in life sciences and research industries, and resources and operations of our customers, suppliers and distributors;
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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of September 30, 2023, we had an accumulated deficit of $314.3 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products. These efforts may prove to be more costly, or take longer, than we currently anticipate. We have only recently recognized revenue, and we may never generate revenue sufficient to offset our expenses. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

Recent downward macroeconomic pressures, unfavorable market conditions and changing circumstances, some of which may be beyond our control, could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement indicating that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB and that commitments to advance under existing credit agreements with former SVB will be honored pursuant to the terms of such credit agreements by SVBB. On March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments and SVBB began operations as Silicon Valley Bank, a division of First Citizens Bank. While we only had a minimal amount of our cash directly at SVB, and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First Citizens Bank has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. In addition, in such circumstances, we might not be able to timely pay key vendors, our employees and others. Further, prior to these events we did not have a business relationship with First Citizens Bank or with SVB, a division of First Citizens Bank. Therefore, we may have conflicts with SVB regarding the interpretation of contractual obligations under the SVB Loan, including those relating to our ability to draw down additional capital. For example, in order for us to draw down on the Second Tranche, we must achieve a six-month trailing revenue hurdle and there must not be an event of default under the SVB Loan, each of which is determined by SVB in its sole discretion. Our ability to draw down on the Second Tranche under our SVB Loan by March 31, 2024 is highly uncertain. Our inability to satisfy or otherwise renegotiate this revenue hurdle, or any disagreement between us and SVB as to the interpretation of contractual provisions, could result in our inability to draw down on the Second Tranche under SVB Loan, any of which could negatively impact our financial condition.

Likewise, the capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital. Further, our stock price may continue to decline due in part to the volatility of the stock market and any general economic downturn.

Risks Related to the Development and Commercialization of Our Products

Our efforts to manufacture and commercialize the G4 and to complete the development and commercially launch the PX or any future products may not be successful.

With respect to the G4, we completed our beta pilot program, have concluded our early access program, and have commercially launched the G4. We began recognizing revenue on sales of the G4 and its associated consumables in the fourth quarter of 2022. With respect to the PX, we are currently in an advanced prototype stage for the initial product. Our commercialization and product development plans for these products and other products or technologies we elect to pursue may not progress as planned or meet our expected timelines or may not be successful due to:

•
the level of customer demand for the G4;
•
the ability of our commercial products to regularly meet target specifications;
•
our ability to manufacture and ship the G4 efficiently and at sufficient commercial scale to meet demand;
•
delays in completing development of the PX or any future products, whether as a result of limited resources, changes in priorities or other factors;
•
our ability to complete the development and manufacture of the PX or any future products, whether as a result of limited resources, changes in priorities or other factors;
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
•
the impact of recent macroeconomic conditions on our business, financial condition, liquidity and results of operations, including inflation, increasing interest rates and volatile market conditions, instability in the global banking system, and global events, including the ongoing war in Ukraine and conflicts in the Middle East;
•
the continued effect and lasting impact of pandemics similar to the COVID-19 pandemic and government responses thereto;
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
•
our ability to demonstrate that the G4, PX or any future products provide meaningful advantages over competing products and technologies;
•
the prices we charge for the G4 and any other products and technologies;
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

We cannot assure you that we will be successful in addressing each of the risks and uncertainties that might affect the development and market acceptance of any products we commercialize. Initial negative perception of the G4 by customers could irreparably damage our reputation and ability to successfully commercialize the G4 or future products. In addition, as we continue to commercialize the G4, we will also need to continue to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and our internal quality assurance programs. We cannot assure you that any increases in scale, required manufacturing improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. To the extent any of our commercial plans and related activities are delayed, unsuccessful or more expensive than we currently anticipate, our financial results may be adversely impacted and we may never generate sufficient revenue to achieve and maintain profitability.

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the G4 and any future products.

We have limited experience commercializing our products, and our ability to achieve profitability depends on being able to successfully commercialize the G4 and any future products. Although members of our management team have considerable industry experience, we are in the process of expanding our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

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

We may seek to enlist one or more third parties to assist with sales, distribution and customer service and support globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, the G4 or any future products may not gain market acceptance, which could materially impact our business and results of operations.

Our products could fail to achieve key performance metrics we are targeting and our prospects could be harmed.

We believe our Sequencing Engine can impart commercially marketable capabilities to our products, including power, speed, flexibility and accuracy. To successfully commercialize our products, we are targeting certain performance metrics, including cycle times for each base, accuracy for base reads, quality scores and the number of independent flow cells that can run concurrently. If our Sequencing Engine or our products are unable to meet and to consistently achieve key performance metrics, including once commercially deployed, or, if the data supporting our preliminary achievement of certain key performance metrics are incorrect or not viewed favorably by KOLs or potential customers, demand for the G4 or any future products may not develop as anticipated, which could adversely affect our revenue and our results of operations.

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

We commenced development of the PX, and it is subject to all the risks and uncertainties associated with product development of highly complex and novel life sciences instruments. We have not met a number of technical and performance metrics that we believe will be necessary to achieve prior to commercialization. If we do not achieve the required technical specifications and performance metrics for the PX or if development work is delayed, reprioritized, or otherwise not performed according to schedule, then we may not be successful in completing development of the PX and its commercial launch may be adversely affected, delayed or not occur at all. Additionally, the PX could be subject to redesign or further improvements, and result in delays in finalizing development and commencing commercialization, after feedback from beta collaborators, collaborators in our early access program, and KOLs. Any delay or failure by us to successfully develop, release, commercialize and maintain the PX or other multiomic technologies could have a substantial adverse effect on our business and results of operations.

If we fail to continue to improve our planned products or introduce compelling new products, product enhancements or product configurations, our revenue and our prospects could be harmed.

Our ability to attract customers and earn revenue will depend in large part on our ability to continue to enhance and improve our products and to introduce compelling new products and product capabilities. The success of any enhancements to the G4 or the introduction of any new products and product capabilities depends on several factors, including timely completion and delivery of such enhancements and products, competitive pricing, adequate quality testing, integration with existing products and technologies, appropriately timed and staged introduction, overall market acceptance and our ability to properly manufacture, service and maintain these products. Any new products or enhancements that we develop may not be introduced in a timely or cost effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to increase our revenue and improve our operating results. Further, if we are unable to successfully develop any new products, enhance the capabilities of our existing products to meet evolving customer requirements and demands, compete with alternative products and technologies, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

The sizes of the markets for our products and technologies may be smaller or grow slower than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.

The market for NGS, single-cell, spatial and proteomics products and technologies is evolving, making it difficult to predict with any accuracy the market opportunity for our current and future products and technologies. Our estimates of the total addressable market for our current and future products and technologies are based on a number of internal and third-party estimates and assumptions. In particular, while we believe that our target markets may be underserved by existing genomics products and technologies and that our target customers will recognize the value proposition offered by our products, we cannot be certain that our target customers will recognize enough value from our products to purchase our products in place of, or in addition to, tools and technologies they already use. Further, we cannot be certain that our target customers will view our products as competitive alternatives to existing tools and technologies in our target markets, especially given that our competitors have long relationships, including exclusive arrangements, with our target customers and may be able to offer significant discounts and/or bundle products or offerings to our target customers.

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

We expect to commercialize the G4 and other future product offerings outside of the United States, which could expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

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
•
our progress, if any, in developing, launching and commercializing the PX and any new products or product enhancements we pursue;
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
•
completing the development of and commercializing the PX or any other future products;
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

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for the G4 and any other future products and product enhancements we elect to pursue.

To ensure adequate supply of the G4 to meet demand, we must forecast our future inventory needs and appropriately scale-up our manufacturing operations and personnel. We must also place orders with our third-party suppliers based on such forecasts. Our ability to accurately forecast demand for the G4 could be negatively affected by many factors, including: our ability to timely scale our manufacturing operations and capabilities; the success of our sales and marketing activities; customer acceptance of the G4; and supply delays and shortages. These same risks and uncertainties would also apply to the PX and any other future products and product enhancements we elect to pursue.

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

Conversely, if we underestimate customer demand for the G4 or any other future products and product enhancements we elect to pursue, we may not be able to deliver sufficient products to meet our customer requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, we may not be able to increase our manufacturing capacity on a timely basis. Further, we may not be able to obtain the components for our products when required on terms that are acceptable to us, or at all, which could have an adverse effect on our ability to meet customer demand and harm our business and results of operations.

Our existing indebtedness may limit our flexibility in financing and operating our business and adversely affect our business, financial condition and results of operations.

As of September 30, 2023, we owed $10.5 million of principal under our SVB Loan (as defined in Note 8 to our financial statements elsewhere in this report). In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions and reduce our flexibility to run and manage our business, which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, SVB could proceed against such assets. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

To achieve our operating and strategic goals, we will need to, among other things, reduce the per unit manufacturing cost of the G4. Manufacturing the G4 involves complex processes, and depends on the skills and experience of our manufacturing personnel. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. We may in the future experience delays or low manufacturing yields for the G4. In addition, we will need to continually focus on reducing the per unit manufacturing cost of the G4, which cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving our manufacturing efficiency or increasing our volumes to leverage manufacturing overhead costs. For example, gross margin for the nine months ended September 30, 2023 is negative as a result of both additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for “white-glove” services to our initial customers, and we will need to improve our gross margins in the future, which we may be unable to achieve. If we are unable to improve our manufacturing efficiency and reduce our manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers. The occurrence of one or more factors that negatively impact the manufacturing or sales of the G4 or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

If our facilities or our third-party suppliers’ facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of the G4 could be interrupted.

Our existing facilities in San Diego, California house our corporate, research and development, manufacturing, sales and marketing, customer support and quality assurance teams. Our facilities and those of our third-party suppliers are vulnerable to natural disasters, pandemics, public health crises, including the COVID-19 pandemic, civil unrest, wars and other catastrophic events. For example, our San Diego facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. Also, for example, our San Diego headquarters is located next to a site currently undergoing significant construction of new office and laboratory space; accidents caused by such construction activities could cause significant or even catastrophic damage to our facilities. If any disaster, any new or continuing public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party suppliers’ facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment or alternative suppliers on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Diego facilities given the specialized equipment housed within it. The inability to manufacture the G4, combined with our limited inventory of such manufactured products, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future. Because our consumables are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such products, and we may not be able to replace them without disruption to our customers or at all.

If our business operations are disrupted by a disaster, war or other catastrophe, the launch of the G4 and any future products, and the timing of improvements to such products, could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party suppliers’ capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

From December 31, 2021 to September 30, 2023, the number of our full-time employees increased from 221 to 284. Our overall growth has increased the strain on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of any future products will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4 and the development and commercialization of any future products, including the PX, will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. As a public company, our management and other personnel devote a substantial amount of time toward maintaining compliance with these requirements and effectively managing these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we continue to grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in an in-person and virtual environment. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization continues to grow, we will be required to implement more complex organizational management structures and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand the G4, the PX or any other future products and product enhancements we elect to pursue. We may also pursue acquisitions or investments to expand our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

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

If our security measures, or those of our vendors and partners, are compromised due to any cybersecurity attacks or data security breaches, our business and reputation may be harmed, we could become subject to litigation and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality in an acceptable timeframe. In addition, our information technology systems, and those of our vendors and partners, are potentially vulnerable to data security breaches and supply chain attacks, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Further, due to the political uncertainty involving Russia and Ukraine resulting from Russia’s invasion of Ukraine and conflicts in the Middle East, there is also an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Any such data security breaches or cyber-attacks could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

Our commercial success depends on our ability to develop, manufacture, market and sell our products and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. We operate in a crowded technology area in which there are numerous issued patents and patent applications and in which there has been substantial litigation regarding patent and other intellectual property rights. There also is a substantial number of administrative proceedings for challenging patents, including interference, derivation, inter partes review (“IPR”), post grant review, and reexamination proceedings before the United States Patent and Trademark Office (“USPTO”), or oppositions and other comparable proceedings in foreign jurisdictions. We expect to be exposed to, or threatened with, future litigation by third parties, including our primary competitors, who have patent and other intellectual property rights and may allege that our research and development activities, products, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Our competitors have numerous issued patents and pending patent applications in the fields covered by our products and in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. In addition, many patent applications are unpublished for up to 18 months from their first filing date and are not accessible to us. We expect that our competitors may, either in connection with our launch of the G4 or other product offerings, assert that we are infringing, or have in the past infringed as part of our research and development activities, their patent and other intellectual property rights and that we are employing their proprietary technology without authorization.

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

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including the design and features of the G4 and PX, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

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

We intend to market and sell the G4 and future products to academic and research institutions and research companies, government laboratories, hospitals, and biotechnology, consumer genomics and proteomics, commercial molecular diagnostic laboratories, and agrigenomics companies as research use only (“RUO”) products. Our products are not currently designed, or intended to be used, for clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (“FDA”) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

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

The G4 is sold as an RUO product, and we do not currently expect either the G4 or PX to be subject to the clearance or approval of the FDA, as they are not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for RUO or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive and time-consuming. Regulatory requirements related to marketing, selling and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. Further, regulations may change causing RUO products to be subject to regulatory clearance or approval. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

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

As part of the previous Administration’s efforts to combat COVID-19 and consistent with former President Trump’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (“HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act. While this action by HHS is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as future legislation by federal and state governments and the FDA will impact the industry, including our business and that of our customers. Such HHS measure may compel the FDA to formalize earlier enforcement discretionary policies and informal guidance through notice-and-comment rulemaking and/or impose further restrictions on LDTs. HHS’ rescission policy may change over time and we cannot be certain if the new administration will withdraw Executive Orders 13771 and 13924. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.

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
•
pandemics similar to the COVID-19 pandemic, natural disasters or major catastrophic events; and
•
general economic, industry and market conditions.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the implementation of revenue accounting standards, management makes judgments and assumptions based on our interpretations of these standards. The revenue standards are principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply revenue accounting standards. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40443	3.1	June 1, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40443	3.2	June 1, 2021
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Registrant.	8-K	001-40443	3.1	January 26, 2022
10.1	Second Amendment to Lease Agreement, dated July 19, 2023, by and between ARE-SD Region No. 27, LLC and the Registrant.					X
10.2	Lease Agreement, dated November 15, 2019, by and between ARE-SD Region No. 35, LLC and the Registrant.					X
10.3	First Amendment to Lease Agreement, dated February 24, 2020, by and between ARE-SD Region No. 35, LLC and the Registrant.					X
10.4	Second Amendment to Lease Agreement, dated May 7, 2020, by and between ARE-SD Region No. 35, LLC and the Registrant.					X
10.5	Third Amendment to Lease Agreement, dated June 19, 2020, by and between ARE-SD Region No. 35, LLC and the Registrant.					X
10.6	Fourth Amendment to Lease Agreement, dated April 20, 2021, by and between ARE-SD Region No. 35, LLC and the Registrant.					X
10.7	Fifth Amendment to Lease Agreement, dated January 19, 2022, by and between ARE-SD Region No. 35, LLC and the Registrant.					X
10.8	Sixth Amendment to Lease Agreement, dated July 19, 2023, by and between ARE-SD Region No. 35, LLC and the Registrant.					X
10.9	Agreement for Termination of Lease, dated July 19, 2023, by and between ARE-10933 North Torrey Pines, LLC and the Registrant.					X
10.10	Second Amendment to Agreement for Termination of Lease, dated August 31, 2023, by and between ARE-10933 North Torrey Pines, LLC and the Registrant.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Singular Genomics Systems, Inc.

Date: November 14, 2023	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)