Form 10-K
period 2023-12-31
Singular Genomics Systems, Inc.
filed 2024-03-18
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

(858) 333-7830

(Registrant’s address of principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OMIC	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $49 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 29, 2024 was 73,928,557.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are hereby incorporated by reference into certain information called for by Part III of this Annual Report on Form 10-K.

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
•
our ability to timely and successfully complete the development and implement our commercialization plan for the G4, G4X and our product pipeline;
•
the implementation of our business model and strategic plans for the G4, G4X and our product pipeline;
•
our expectations regarding the rate and degree of market acceptance of the G4, G4X and our product pipeline;
•
our ability to compete with competitive companies and technologies in our industry;
•
our ability to manage and grow our business and commercialize the G4, G4X and our product pipeline;
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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section elsewhere in this report. These risks include the following:

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
•
We expect to be highly dependent upon revenue generated from the sale of the G4, G4X and future products, and any delay or failure by us to successfully develop and commercialize the G4, G4X or other future products could have a substantial adverse effect on our business and results of operations.
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
•
We have only launched one commercial product, the G4, and we may not be able to successfully develop or commercially launch the G4X or any other products as planned.
•
The G4 is, and the G4X will be, sold as a research-use-only product; changes in the regulatory landscape could affect the market for such products.
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

Trademarks and Trade Names

Singular Genomics®, G4®, G4X and our other logos and trademarks are the property of Singular Genomics Systems, Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress or products in this report does not imply that we have a relationship with, or the endorsement or sponsorship of, the trademark or trade dress owners.

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

We believe the next generation of biological discovery and translational medicine will be powered by even more advanced molecular technologies. These technologies will enable a high-resolution view of DNA, RNA and proteins in individual cells, including their spatial arrangement. This view, called spatial multiomics, will enable greater insight into the function of cells and tissues. We are building spatial multiomics technologies by leveraging our core sequencing engine, which uses molecular biology techniques and the latest advances in high-speed, high-resolution imaging.

Our goal is to unleash the power of sequencing as a universal reader of biology, which we believe will open new frontiers in research and medicine.

Overview

We are a life science technology company that develops next-generation sequencing and spatial multiomics technologies. The commercially available G4 Sequencing Platform is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In addition, we are currently developing the G4X Spatial Sequencer, which will leverage our proprietary sequencing technology, applying it as an in situ readout for transcriptomics, proteomics and fluorescent H&E in tissue, with spatial context and on the same platform as the G4.

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

We are also developing the G4X Spatial Sequencer for in situ multiomic analysis. The G4X is designed to offer high-throughput in situ direct sequencing of RNA (“Direct-Seq”), targeted transcriptomics, proteomics and fluorescent H&E profiling from formalin-fixed, paraffin-embedded (“FFPE”) tissues. The G4X is designed to share the same platform as the existing G4 sequencer and is expected to be the first dual-purpose instrument offering both traditional NGS and tissue-based spatial sequencing capabilities. The G4X is designed with 40 cm2 of flexible imaging area and single-day run times, which is expected to provide significant advantages in throughput over existing technologies. We have applied the learnings from our PX development program and the previously announced PX technology access program to the development, methods and features of the G4X, and plan to offer spatial sequencing technology access services on the G4X in the middle of 2024. We plan to deliver the G4X to initial customers through an early access program by the end of 2024 with an initial immuno-oncology panel of transcripts and proteins, and the ability to customize content. We expect to release Direct-Seq and additional panels at a later date.

The PX is a development-stage multiomics platform that we designed to target the markets for single-cell, spatial analysis and proteomics and leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. As a result of focusing our development efforts toward the G4X, we have paused the development of the PX. We are pursuing partnership opportunities to provide funding and further the development of the PX.

Sequencing Engine

Our Sequencing Engine is the platform technology of our products. The core of the Sequencing Engine is a novel and proprietary sequencing-by-synthesis (“SBS”) chemistry that enables high-accuracy sequencing and rapid cycle times that we believe will drive improvements in NGS and spatial multiomics. The Sequencing Engine enables performance of highly accurate and massively parallel sequencing at speed. We built the Sequencing Engine from the ground up, and it incorporates the following innovations:

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

Our Products

Our active product development pipeline is comprised of two products, each of which is designed to leverage the Sequencing Engine and purpose-built to address different applications. Our first product, the G4, targets the NGS market. Our second product in development, the G4X Spatial Sequencer, will leverage our proprietary sequencing technology applying it as an in situ readout for transcriptomics, proteomics and fluorescent H&E in tissue, with spatial context and targets the spatial biology market. The G4X will share the same platform as the G4. Each of our instruments are designed to use flow cell consumable kits sold separately by us.

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

Capabilities of the G4

The G4 is designed with the following capabilities:

•
Speed: Innovative high-resolution imaging, rapid fluidics, and novel high-speed proprietary chemistry enable cycle times of approximately 2.5 minutes and single-day run times for various applications.
•
Flexibility: The G4 has four flow cells, each intentionally designed with four independent lanes, which reduces sample pooling and simplifies experiment project management. The G4 provides scalable run capacity to empower labs that have variable volume and time-sensitive samples with cost efficient sequencing.
•
Power: We designed the G4 with four flow cells, which is designed to provide over 120 gigabase throughput on each flow cell per run depending on consumable kit and application.
•
Accuracy: Q30 quality is considered to be the “gold standard” for a sequencer. The G4 provides Q30 or higher quality on more than 85% of base reads.
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

Max Read Kits for Single Cell Sequencing

Next generation sequencing of short reads has enabled advances in a wide variety of applications, including detection and quantification of RNA in biological samples, cell-free DNA fragment detection and counting, high-throughput NGS barcode sequencing, CRISPR-screens, single-cell analysis, proteomics and others. Short-read NGS is typically performed with one set of single-end or paired-end reads on a single flow cell. Our Max Read kit enables multiple sets of independent single-end or paired-end reads on the same flow cell. Compared to conventional NGS formats, this workflow enables higher output of short reads for the same flow cell, without a significant impact on read quality.

The Max Read kits boost the potential output of the G4 to a market-leading 3.2 billion reads per run (800 million reads per flow cell) on a benchtop system for single cell sequencing. The Max Read kits, specifically designed to match the format of popular 10x Genomics assays, enable users the flexibility to sequence 4, 8, 12 or 16 samples per run, each in its own lane.

Specialized Applications for the G4

We believe that the G4 has broad potential application across various markets. Additional potential targeted applications for the G4 include rare variant detection with high-definition sequencing (“HD-Seq”), detection of gene fusions with unknown partners or breakpoints with Ring-Seq, and longer gene sequencing through extended range sequencing (“XR-Seq”). Development for these additional potential targeted applications has been paused as we focus development on other products. We are considering partnership opportunities to provide funding and further the development of the G4 for these applications.

•
Rare variant detection with HD-Seq: We designed the G4 to support HD-Seq, a unique library prep kit and sequencing method for double-stranded DNA in order to provide higher accuracy than standard single-strand NGS methods. HD-Seq is designed to enable rare variant detection with higher efficiency and lower costs and is intended to achieve accuracy levels of Q50, which can help differentiate a real mutation from random errors. Accuracy is especially important in oncology for the detection of somatic mutations, including rare single-nucleotide polymorphisms. It is also critical in liquid biopsy where the frequency of mutations in a sample is extremely low.
•
Gene fusion detection with Ring-Seq: Gene fusions are an important and actionable type of genetic aberration in cancer. We designed a novel method, called Ring-Seq, for the targeted detection of gene fusions, including those with unknown partners or breakpoints. The method aims to deliver the sensitivity and speed of traditional multiplex polymerase chain reaction (“PCR”)–based assays, but with the ability to detect gene fusions with unknown partners or breakpoints. The method includes an innovative wild-type suppression mechanism to increase sequencing efficiency, which we believe would result in reduced sequencing costs per sample.
•
Extended range sequencing with XR-Seq: Other possible applications include extended range sequencing, which would facilitate longer gene sequence reads of up to 3,000 base pairs and support comprehensive analysis of the immune system, particularly the adaptive immune response consisting of B- and T-cells. We believe a high throughput, high accuracy, cost-effective solution for reading these longer gene sequences can advance the understanding of the immune system, improve the diagnosis and monitoring of blood cancers, provide new insights into immunotherapy for cancer, facilitate therapeutic antibody and T-cell discovery and accelerate the development of vaccines for infectious disease.

G4X Spatial Sequencer

Building on our foundation in NGS and our advancements in spatial multiomics with the development of the PX, we began designing a product that could bring sequencing directly into cells and tissues, and to create a universal readout for spatial biology. We are designing the G4X to offer high-throughput in situ direct sequencing of RNA (“Direct-Seq”), targeted transcriptomics, proteomics and fluorescent H&E profiling from formalin-fixed, paraffin-embedded (“FFPE”) tissues. We designed the G4X to share the same platform as the existing G4 sequencer, and it is expected to be the first dual-purpose instrument offering both traditional NGS and tissue-based spatial sequencing capabilities. We plan for the G4X to be offered with specialized consumable kits. With its expected industry-leading throughput and direct spatial sequencing, we believe the G4X will empower more researchers to incorporate spatial tissue profiling into their work and to perform increasingly larger studies. We plan to offer spatial sequencing technology access services on the G4X in the middle of 2024. We plan to deliver the G4X to initial customers through an early access program by the end of 2024 with an initial immuno-oncology panel of transcripts and proteins, and the ability to customize content. We expect to release Direct-Seq and additional panels at a later date.

Expected Key Features of the G4X

We are designing the G4X to have the following key features:

•
Industry-leading Throughput: An imaging area of 40 cm2 per run across four spatial flow cells is expected to significantly increase sample throughput while retaining flexibility for smaller runs compared to other products.
•
Direct-Seq: In situ sequencing of RNA, designed to sequence variable gene regions directly within cells and tissues, with potential applications in immunology, immuno-oncology, cancer research, and gene editing.
•
Transcripts: Hundreds of gene transcripts, which will be available in curated panels and custom gene target selection.
•
Proteins: Dozens of proteins, which will be available in curated panels and custom protein target selection.
•
Fluorescent H&E: Fluorescent H&E stain overlayed with transcripts and proteins on the same tissue sample.
•
Rapid Turn-around-time: With a specialized tissue transfer process, streamlined sample preparation workflow, and high-speed single-day sequencing, we expect users will have the ability to go from sample-to-discovery in as little as three days.
•
Cost-Effective: With its high throughput, the G4X will significantly reduce the cost per sample to less than half that of alternative approaches, making spatial multiomics more accessible.

PX

We commenced the development of the PX, which is focused on the single cell and spatial analysis markets and consists of the PX instrument and associated consumables. We were designing the PX to leverage our Sequencing Engine as both a universal detection method and in situ sequencing to enable multiomics analysis of single cells and tissues. We were designing the PX to provide high-throughput analysis of nucleic acids and proteins, while also generating high-resolution images of cellular morphology to enable analysis of cellular phenotypes together with spatial context. Additionally, we were designing the PX to use a well-plate approach to process 10,000 to 100,000 cells per well at a throughput of 1 million to 10 million cells in a single run on its 96-well plate. We believe the PX could have broad applicability across multiple large disease areas including oncology and immunology and could enable researchers to perform large-scale experiments that may fundamentally advance our understanding of biology, and, in turn, advance human health.

We have applied the learnings from our PX development program and the previously announced PX technology access program to the development, methods and features of the G4X, and, as a result of focusing our development efforts toward the G4X, we have paused the development of the PX. We are pursuing partnership opportunities to provide funding and further development of the PX.

Markets

We believe our product pipeline targets multiple market opportunities across life sciences. Due to the comprehensive capability to analyze biology that we are designing into our products, we anticipate that much of this opportunity will be available to us. We estimate that the G4 and the G4X target substantial market opportunities in NGS, spatial multiomics and potential new markets, such as clinical applications.

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

Commercialization

Our business model focuses on first driving customer adoption of the G4, followed by the G4X. We believe customer adoption will then form a base of users who in turn drive an ongoing revenue stream by purchasing our consumables. We plan to focus our commercial efforts on: (i) expanding the installed base of the G4 and planned G4X across a wide array of key customer segments; and (ii) driving applications, scale of experimentation and discoveries that lead to increasing utilization of our products by our customers. Similar to our strategy of developing purpose-built products based on feedback from potential customers, we are developing a service and support organization that focuses on creating an unparalleled customer experience.

We commercially launched the G4 in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022. For the G4X, which shares the same platform as the G4, we have applied the learnings from our PX development program and the previously announced PX technology access program to its development, methods and features, and plan to offer spatial sequencing technology access services on the G4X in the middle of 2024. We plan to deliver the G4X to initial customers through an early access program by the end of 2024 with an initial immuno-oncology panel of transcripts and proteins, and the ability to customize content. We expect to release Direct-Seq and additional panels at a later date.

We have built our commercial organization to have direct commercial staff in sales, customer support, applications support, field service and marketing and communications. As we continue our commercial activities, we may need to scale each function within our commercial organization in response to demand and with the intent to deliver exceptional customer experiences. We believe that coupling customer experience with a transformative integrated solution will allow us to deliver substantial value to our customers, build long-term customer loyalty and enhance our competitive differentiation. Additionally, as part of our commercialization strategy, we plan to provide flexible purchase offerings to customers such as in the form of leases, reagent rentals and subscriptions, and we plan to provide discounts to certain customers or other sales incentives including discounted upgrades to the G4X.

We have initially targeted customers in North America through direct sales and customer support organizations. We also plan to expand outside North America to sell and support our products in the European Union, United Kingdom, Asia Pacific and Japan, and expect to expand access to our products in other geographies through well established distribution networks. In 2023, we expanded our commercial infrastructure on a limited basis in Europe to support our international growth.

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

Research and Development

The goal of our research and development programs is to accelerate genomics for the advancement of science and medicine. To this end, we focus our research and development efforts on the following areas: improving the performance of our core Sequencing Engine; developing the G4X; and enabling future instruments. Our research and development teams are located in our headquarters in San Diego, California. As of December 31, 2023, we had 127 employees in research and development.

Intellectual Property

Developing and maintaining a strong intellectual property position is an important element of our business. Our success depends in part on our ability to sustain comprehensive intellectual property rights for our diverse array of products, pioneering technologies, and the distinctive identity of our brand. To safeguard our innovations, we employ a multi-faceted approach to intellectual property protection, including strategic procurement of patents, registration and enforcement of trademarks, safeguarding of trade secrets and other effective mechanisms to protect our proprietary information.

Our patent strategy seeks broad patent protection on new developments in sequencing technology in addition to new implementations and applications of our technology. The intellectual property portfolio includes patents and pending patent applications that generally relate to the following areas: chemistry (e.g., nucleotides, dyes and polymers); enzymes; nucleic acid sequencing and amplification methodologies; systems, devices and software; spatial analysis; and applications of our technology. This diverse portfolio underscores both our commitment to pioneering innovation and our dedication to protecting the intellectual strength of our enterprise.

As of December 31, 2023, we own or exclusively license 43 issued U.S. Utility patents, 11 issued U.S. Design patents, 93 pending U.S. Utility patent applications, nine pending U.S. Design patent applications, 21 issued European Registered Community Design Certificates, 28 pending European patent applications, two issued Other International (i.e., Australia, Canada, China, Israel, and/or Japan) Design patent, 55 pending Other International patent applications, 15 pending Patent Cooperation Treaty (“PCT”) patent applications, and 25 pending U.S. Provisional patent applications. The pending European patent applications were filed in the European Patent Organization (“EPO”), designating all 38 member countries. Our U.S. owned patents and patent applications, if issued, are expected to expire between 2036 and 2043, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Of these, we exclusively license from The Trustees of Columbia University in the City of New York (“Columbia”) two issued U.S. patents, four pending U.S. Utility patent applications, one pending European patent application, and certain materials and technical information provided by Columbia. The pending European patent application was filed in the EPO, designating all 38 member countries. These patent applications are directed to compositions and methods for sequencing utilizing nucleotides containing disulfide linkers. Our in-licensed patent applications, if issued, are expected to expire in 2036 and 2037, in each case without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

In addition to our reliance on patent protection for our inventions, products and technological advancements, our strategy relies on trade secrets, specialized know-how, robust confidentiality agreements, and continuing technological innovation and licensing opportunities, to develop and maintain our competitive position. For example, several core aspects of our manufacturing processes such as our nucleotide synthesis and flow cell assembly, analytic techniques and assays, imaging and optics implementations, as well as computational algorithms and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. Our sustained success is not solely hinged on securing patent protection for our products and technologies; it is equally contingent upon our ability to effectively safeguard our trade secrets, to preserve our trade secrets, to operate without infringing the proprietary rights of third parties, and to acquire licenses related to enabling technology or products.

We use Singular Genomics, G4, XR-Seq, XR/T-SEQ, HD-Seq, Max Read, Ring-Seq, PX, Direct-Seq, G4 SeqOS, and G4X as trademarks in the United States and internationally. For one or more of the aforementioned trademarks, we applied for trademark registration in the United States, Australia, Brazil, Canada, China, Europe, Israel, Japan, Mexico, South Korea, Switzerland, and the United Kingdom. This disclosure contains references to our trademark and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this disclosure, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Columbia License Agreement

In August 2016, we entered into an Exclusive License Agreement (the “License Agreement”) with Columbia. The License Agreement includes a number of diligence obligations that require us to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, we pay an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. We have accrued approximately $0.4 million toward these milestones as of December 31, 2023. During each of the years ended December 31, 2023 and 2022, the Company paid approximately $0.1 million to Columbia pursuant to the terms of the License Agreement.

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

Human Capital

As of December 31, 2023, we had 265 employees, of which 255 were full-time and many of whom are based at our headquarters in San Diego, California. Of these employees, 127 were in research and development, 70 were in operations, 23 were in commercial, and 35 were in general and administration. Among our full-time employees, 105 hold advanced degrees in their field of expertise, including 56 who hold doctoral degrees. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Talent Acquisition and Retention

We recognize that our employees are the primary engine of our success. We support business growth by seeking to attract, retain, and engage best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates across the U.S. In 2023, we were successful in hiring key positions throughout the organization that we believe will help accelerate our growth.

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

Regulatory

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain medical devices are subject to regulation in the United States by the Center for Devices and Radiological Health of the FDA under the Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and comparable state and international agencies. The FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, known as 510(k), premarket approval, or PMA, or authorization through a de-novo petition pursuant to the FDC Act prior to marketing, unless subject to an exemption.

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

In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and expand product lines to address the diagnosis of disease, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production and marketing. Products that we may develop in the molecular diagnostic markets, depending on their intended use, may be regulated as medical devices or in vitro diagnostic products (“IVDs”) by the FDA and comparable agencies in other countries. In the U.S., if we market our products for use in performing clinical diagnostics, such products would be subject to regulation by the FDA under pre-market and post-market control as medical devices, unless an exemption applies, and we would be required to obtain either prior 510(k) clearance or prior premarket approval from the FDA before commercializing the product. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

As noted above, although we intend to label and sell our products for research purposes only, the regulatory requirements related to marketing, selling and supporting such products could be uncertain and depend on the totality of circumstances. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected. For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (“LDTs”) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. In September 2023, the FDA published a proposed rule that would change decades of LDT regulation by expressly considering LDTs as in vitro diagnostics medical devices. The proposed rule would require companies performing LDTs to comply with medical device statutes and regulations, including submission requirements, quality system regulations, medical device reporting, registration and listing, and manufacturing standards. If and when the proposed rule takes effect, the FDA would gradually phase out its current general enforcement discretion approach of many LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments.

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

In addition, in the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, federal and state research laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of health-related and other personal information. Further, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the GDPR, which became effective on May 25, 2018.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual gross revenue; (ii) the date we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or (iv) December 31, 2026. As a result of this status, we have taken advantage of certain exemptions from various reporting requirements in this report that are applicable to other publicly traded entities that are not emerging growth companies and may elect to take advantage of other exemptions from reporting requirements in our future filings with the SEC. In particular, in this report, these exemptions include:

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

Facilities

As of December 31, 2023 we leased approximately 135,000 square feet of office, laboratory and manufacturing space in San Diego, California under various leases that expire in 2026 and 2036.

In January 2022, we entered into a lease agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. (“ARE”) to lease two buildings to be constructed in connection with One Alexandria Square in La Jolla, California. In July 2023, we entered into an agreement to terminate the OAS Lease. Pursuant to this agreement, the OAS Lease terminated, effective September 13, 2023. In connection with the lease termination, ARE agreed to pay us lease termination payments of (a) approximately $1.8 million, which we received in September 2023, and (b) an additional amount of approximately $1.0 million received in January 2024. In addition, ARE refunded us approximately $1.1 million in prepaid base rent under the terms of the OAS Lease in September 2023 and returned to us a letter of credit in the amount of approximately $1.1 million in November 2023.

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

We have incurred significant losses since we were formed in 2016 and have only recently generated revenue. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, develop and commercialize the G4X, continue to enhance and develop our current and future products and implement our business plans and strategies. Our net loss was $94.8 million and $90.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $337.6 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue to commercialize the G4, continue the development of the G4X and our product pipeline, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have only recently generated revenue, and we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross margin will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We have only recently generated revenue and have limited experience developing and commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We commercially launched our first product, the G4, in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing and commercializing our technologies and products, including developing and commercializing the G4 and our product pipeline and product enhancements. The performance of our products in our beta pilot program and early access program may not be indicative of the performance our customers experience following commercial launch, and we may need to make modifications to improve our products. For example, we expect to make modifications to improve the reliability, quality and/or functionality of the G4 as we manufacture the G4 and in response to customer feedback, and we expect the G4 to improve in time as further units are sold. However, there can be no assurance that this will occur or that we will avoid delays in finalizing these improvements. There can be no assurance that we will be able to timely achieve market acceptance for the G4 in the future. We have limited experience manufacturing the G4 for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Further, while we commenced the development of the G4X, we have not completed its development and have no experience manufacturing or commercializing the G4X. Further, while we had commenced development of the PX, we have paused its development to focus our efforts on the development of the G4X. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

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

We face significant competition in the life sciences technology market. More specifically, the NGS and spatial markets are characterized by rapid technological changes, frequent new product introductions, established and emerging competition, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our primary competitors and potential competitors are large publicly traded companies or are divisions of large publicly traded companies, including 10x Genomics Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Illumina Inc., MissionBio Inc., Nanostring Technologies, Inc., Oxford Nanopore Technologies Inc., Pacific Biosciences Inc. and Thermo Fisher Scientific Inc. There are other companies, both established and early stage, such as Element Biosciences, Inc. and Ultima Genomics, Inc., who have begun commercializing NGS and/or spatial technologies and offering products to our target customers. We also face competition from companies and research institutes developing their own products or applications for omics research. This is particularly true for the largest research centers and laboratories who are continually testing and trying new technologies, whether from a third-party vendor or developed internally.

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

We cannot assure investors that we can successfully compete with these competitors or that the G4, the G4X or any other technologies and products we may develop can compete favorably with the offerings from such competitors. We also cannot assure investors that we can successfully defend our technologies and products from lawsuits filed by our competitors without significant expenses, the requirement to complete additional product and technology development, potential manufacturing or commercialization delays, or at all. Further, we cannot assure investors that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, or developed by our customers internally. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to offer products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Many of our competitors have also been able to enter into long-term, exclusive agreements with major potential customers, often by offering favorable pricing and other terms. Until these agreements expire, our ability to place our products with these customers will be limited. Even after exclusive agreements expire, we may not be able to compete with the terms offered by our competitors in their efforts to extend exclusive relationships with these major potential customers. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

If our products fail to achieve early customer and scientific acceptance, we may not be able to achieve broader market acceptance for our products, and our revenue and prospects may be harmed.

We cannot guarantee that customer experiences or reviews of the G4 and/or the G4X from our customers will be favorable. Initial negative perception of the G4 or G4X by customers could irreparably damage our reputation and ability to successfully commercialize the G4, G4X or any of our other future products. Further, the life sciences scientific community is comprised of a small number of early adopters and key opinion leaders (“KOLs”) who significantly influence the rest of the community and the marketplace in general. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries, but also the methods and typically the products used to fuel such discoveries. Mentions in peer-reviewed journal publications are a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and KOLs publish research involving the use of our products is critical to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such KOLs is vital to growing the acceptance of our products in the marketplace. If early adopters and KOLs do not favorably describe the use of our products, do not compare our products favorably to existing products and technologies, or negatively describe the use and operation of our products in publications, it may drive potential customers away from our products and prevent broader market acceptance of our products, which could harm our business, financial condition and results of operations.

We expect to be highly dependent upon revenue generated from the sale of the G4, G4X and future products, and any delay or failure by us to successfully develop and commercialize the G4, G4X or other future products could have a substantial adverse effect on our business and results of operations.

We have commercially launched the G4 and began recognizing revenue on sales of the G4 in the fourth quarter of 2022 and have commenced development of the G4X, which is a platform we designed to target the spatial multiomics market. As a result, we expect to generate substantially all of our revenue in the near term from the sale of the G4 and, over time, the G4X. There can be no assurance of the following: that the G4 will meet the expectations of our customers, including those relating to cost, reliability, performance and features, or otherwise gain market acceptance; that we can manufacture the G4 in commercial quantities; that we will be able to successfully commercialize the G4; or that we will be able to service and maintain the products that we have sold. Further, there is no assurance that we will be able to successfully complete the development of, or commercialize, the G4X or any other future products or product enhancements we elect to pursue. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurances we will be successful in doing so or doing so on our intended timelines. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause the G4, G4X or other future products to not be commercially attractive to our customers.

Our future financial performance will be dependent on our ability to increase penetration and utilization in our existing markets.

Our financial performance will be driven by, and a key factor to our future success will be, the rate of commercial adoption of the G4, G4X and future products. In addition, our financial performance will be dependent on our ability to increase customer utilization of our products, and thereby, increase sales of our consumables and any other associated products and services we offer. There is no assurance that we will be successful in demonstrating our product performance claims and value proposition to potential customers. There also is no assurance that our direct sales and marketing organization in the United States or our direct or distributor sales and marketing efforts in markets outside the United States will drive broad customer adoption of our products. Further, we may not be successful in increasing our customers’ usage of our products, or their associated purchase of our consumables and other products and services. Any failure to establish a broad installed base of the G4, G4X or other future products among our target customers, or failure to increase the usage of our products and the associated sales of our consumables and other products and services, will limit our revenue growth and harm our results of operations and financial performance.

Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.

We are initially targeting customers who are already familiar with genomic analysis, including academic institutions, genomic research centers/core labs and government laboratories, as well as pharmaceutical, clinical research organizations (“CROs”), biotechnology, consumer genomics, commercial molecular diagnostic laboratories and agrigenomics companies. We believe that a substantial amount of our sales revenue in the near term will be generated from sales to academic and other research institutions. Therefore, we expect much of these customers’ funding will be, in turn, provided by various state, federal and international governmental agencies. As a result, the demand for the G4, G4X and any other product or product enhancements we elect to develop in the future may depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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
•
researchers’ opinions of the utility of the G4, the G4X, once developed, or any other product or product enhancements we elect to develop in the future;
•
citation of the G4, G4X or our other future products in published research;
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

We have very limited operating history in manufacturing, commercializing and providing customer support for our first product, the G4, and have limited history in developing the G4X and other products. As a result, our quarterly and annual operating results may fluctuate significantly as we commercialize and continue to enhance the G4 and begin or continue these new manufacturing, commercialization and customer support activities and continue the development of our product pipeline, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to:

•
our ability to successfully manufacture and commercialize the G4 on our anticipated timelines and costs;
•
our ability to develop and successfully manufacture and commercialize the G4X or other products and technologies on our anticipated timelines and costs;
•
the timing and cost of, and level of investment in, research and development, manufacturing and commercialization activities relating to our products and technologies, which may change from time to time;
•
the level of demand for any products or product enhancements we are able to commercialize, particularly the G4 and any future products, such as the G4X, which may vary significantly from period to period;
•
market acceptance of our products, especially by early adopters and KOLs;
•
our ability to drive adoption of our products and technologies, including the G4 and any future products, such as the G4X, in our target markets and our ability to expand into any future target markets;
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
•
the length of time of the sales cycle for purchases of our products and technologies, including the G4 and any future products, such as the G4X;
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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of December 31, 2023, we had an accumulated deficit of $337.6 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products. These efforts may prove to be more costly, or take longer, than we currently anticipate. We have only recently recognized revenue, and we may never generate revenue sufficient to offset our expenses. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

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

Risks Related to the Development and Commercialization of Our Products

Our efforts to manufacture and commercialize the G4 and to complete the development and commercially launch the G4X or any future products may not be successful.

We began recognizing revenue on sales of the G4 and its associated consumables in the fourth quarter of 2022. In addition, we are currently developing the G4X, which will share the same platform as the G4. Our commercialization and product development plans for these products and other products or technologies we elect to pursue may not progress as planned or meet our expected timelines or may not be successful due to:

•
the level of customer demand for the G4;
•
the ability of our commercial products to regularly meet target specifications;
•
our ability to manufacture and ship the G4 efficiently and at sufficient commercial scale to meet demand;
•
delays in completing development of the G4X or any future products, whether as a result of limited resources, changes in priorities or other factors;
•
our ability to complete the development and manufacture of the G4X or any future products, whether as a result of limited resources, changes in priorities or other factors;
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
•
our ability to demonstrate that the G4, G4X or any future products provide meaningful advantages over competing products and technologies;
•
the prices we charge for the G4, G4X and any other products and technologies;
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

We cannot assure you that we will be successful in addressing each of the risks and uncertainties that might affect the development and market acceptance of any products we commercialize. Initial negative perception of the G4 by customers could irreparably damage our reputation and ability to successfully commercialize the G4 or future products. In addition, as we continue to commercialize the G4 and/or the G4X, we will also need to continue to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and our internal quality assurance programs. We cannot assure you that any increases in scale, required manufacturing improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. To the extent any of our commercial plans and related activities are delayed, unsuccessful or more expensive than we currently anticipate, our financial results may be adversely impacted and we may never generate sufficient revenue to achieve and maintain profitability.

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the G4 and any future products.

We have limited experience commercializing our products, and our ability to achieve profitability depends on being able to successfully commercialize the G4 and any future products, such as the G4X. Although members of our management team have considerable industry experience, we are in the process of expanding our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

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

We may seek to enlist one or more third parties to assist with sales, distribution and customer service and support globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, the G4 or any future products, such as the G4X, may not gain market acceptance, which could materially impact our business and results of operations.

Our products could fail to achieve key performance metrics we are targeting and our prospects could be harmed.

We believe our Sequencing Engine can impart commercially marketable capabilities to our products, including power, speed, flexibility and accuracy. To successfully commercialize our products, we are targeting certain performance metrics, including cycle times for each base, accuracy for base reads, quality scores and the number of independent flow cells that can run independently and concurrently. If our Sequencing Engine or our products are unable to meet and to consistently achieve key performance metrics, including once commercially deployed, or, if the data supporting our preliminary achievement of certain key performance metrics are incorrect or not viewed favorably by KOLs or potential customers, demand for the G4, G4X or any future products may not develop as anticipated, which could adversely affect our revenue and our results of operations.

If we fail to continue to expand the capabilities of the G4 and complete the development of the G4X, our revenue and our prospects could be harmed.

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

We commenced development of the G4X, and it is subject to all the risks and uncertainties associated with product development of highly complex and novel life sciences instruments. We have not met a number of technical and performance metrics that we believe will be necessary to achieve prior to commercialization. If we do not achieve the required technical specifications and performance metrics for the G4X or if development work is delayed, reprioritized, or otherwise not performed according to schedule, then we may not be successful in completing development of the G4X and its commercial launch may be adversely affected, delayed or not occur at all. Additionally, the G4X could be subject to redesign or further improvements, and result in delays in finalizing development and commencing commercialization, after feedback from collaborators and KOLs. Any delay or failure by us to successfully develop, release, commercialize and maintain the G4X or other multiomic technologies could have a substantial adverse effect on our business and results of operations.

If we fail to continue to improve our planned products or introduce compelling new products, product enhancements or product configurations, our revenue and our prospects could be harmed.

Our ability to attract customers and earn revenue will depend in large part on our ability to continue to enhance and improve our products and to introduce compelling new products and product capabilities. The success of any enhancements to the G4 or the introduction of any new products and product capabilities, such as the G4X, depends on several factors, including timely completion and delivery of such enhancements and products, competitive pricing, adequate quality testing, integration with existing products and technologies, appropriately timed and staged introduction, overall market acceptance and our ability to properly manufacture, service and maintain these products. Any new products or enhancements that we develop, such as the G4X, may not be introduced in a timely or cost effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to increase our revenue and improve our operating results. Further, if we are unable to successfully develop any new products, enhance the capabilities of our existing products to meet evolving customer requirements and demands, compete with alternative products and technologies, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

The sizes of the markets for our products and technologies may be smaller or grow slower than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.

The market for NGS and spatial multiomics products and technologies is evolving, making it difficult to predict with any accuracy the market opportunity for our current and future products and technologies. Our estimates of the total addressable market for our current and future products and technologies are based on a number of internal and third-party estimates and assumptions. In particular, while we believe that our target markets may be underserved by existing genomics products and technologies and that our target customers will recognize the value proposition offered by our products, we cannot be certain that our target customers will recognize enough value from our products to purchase our products in place of, or in addition to, tools and technologies they already use. Further, we cannot be certain that our target customers will view our products as competitive alternatives to existing tools and technologies in our target markets, especially given that our competitors have long relationships, including exclusive arrangements, with our target customers and may be able to offer significant discounts and/or bundle products or offerings to our target customers.

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

We expect to commercialize the G4 and other future product offerings including the G4X outside of the United States, which could expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the EU’s General Data Protection Regulation (“GDPR”) and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and require the collection, reuse, and recycling of waste from products we manufacture;
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
•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products;
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
•
our progress, if any, in developing, launching and commercializing the G4X and any new products or product enhancements we pursue;
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
•
completing the development of and commercializing the G4X or any other future products;
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

We may seek required funding through issuances of equity or convertible debt securities, entering into additional loan facilities or drawing down additional funds under our SVB Loan, if available due to the requirement that we must achieve a six-month trailing revenue hurdle in order to draw down additional funds under the SVB Loan. Each of the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. If we raise funds by issuing additional debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Our SVB Loan restricts our ability to pursue certain transactions that we may believe to be in our best interest, including incurring additional indebtedness without the prior written consent of the lender under the SVB Loan. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, we may have to delay, reduce the scope of, or discontinue one or more development or commercial programs, delay potential commercialization or reduce the scope of sales or marketing activities and pursue other cost cutting measures, including the reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. Further, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for the G4, G4X and any other future products and product enhancements we elect to pursue.

To ensure adequate supply of the G4 to meet demand, we must forecast our future inventory needs and appropriately scale-up our manufacturing operations and personnel. We must also place orders with our third-party suppliers based on such forecasts. Our ability to accurately forecast demand for the G4 could be negatively affected by many factors, including: our ability to timely scale our manufacturing operations and capabilities; the success of our sales and marketing activities; customer acceptance of the G4; and supply delays and shortages. These same risks and uncertainties would also apply to the G4X and any other future products and product enhancements we elect to pursue.

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

Conversely, if we underestimate customer demand for the G4, G4X or any other future products and product enhancements we elect to pursue, we may not be able to deliver sufficient products to meet our customer requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, we may not be able to increase our manufacturing capacity on a timely basis. Further, we may not be able to obtain the components for our products when required on terms that are acceptable to us, or at all, which could have an adverse effect on our ability to meet customer demand and harm our business and results of operations.

Our existing indebtedness may limit our flexibility in financing and operating our business and adversely affect our business, financial condition and results of operations.

As of December 31, 2023, we owed $10.5 million of principal under our SVB Loan (as defined in Note 8 to our financial statements elsewhere in this report). In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions and reduce our flexibility to run and manage our business, which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, SVB could proceed against such assets. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, which we expect to continue for the foreseeable future, and we may never achieve profitability. As of December 31, 2023, we had federal and California tax loss carryforwards of approximately $195.3 million and $188.8 million, respectively. As of December 31, 2023, we had federal and state tax credit carry forwards of approximately $9.4 million and $7.7 million, respectively. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes based on restrictions in the Code, which could adversely affect our future cash flows and results of operations.

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

Risks Related to Manufacturing Our Products

We may be unable to manufacture the G4 or the G4X to meet our commercialization plans on a timely or cost effective basis.

We must successfully increase our manufacturing output to meet our long-term commercialization plans. We currently manufacture our instruments and consumables in our facilities in San Diego, California. In order to manufacture sufficient instruments and consumables to meet our commercialization plans, we will need to hire and train a sufficient number of manufacturing, engineering and quality personnel. Manufacturing our instruments requires complex processes, and depends on the skill and experience of our manufacturing personnel. The manufacturing process for our instruments also includes sourcing components from various third-party suppliers and then assembling and testing the final product offerings. We must manufacture our instruments in compliance with our demanding specifications in a timely and efficient manner and at an acceptable cost in order to achieve and maintain profitability. We have a limited history of manufacturing and assembling our instruments, and, as a result, we may have difficulty manufacturing and assembling sufficient quantities of such products in a timely and cost-effective manner. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. In addition, to manage our manufacturing operations and the supply of components from our third-party suppliers, we will need to forecast anticipated demand to predict our inventory needs from six months to a year in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to allow us to accurately and effectively predict our manufacturing capacity requirements or our need for components from our third-party suppliers, including appropriately anticipating supply shortages or unavailability and fluctuations in the pricing of required components. We may experience delays in obtaining components required for our instruments and consumables, including due to recent supply chain challenges being experienced in the economy generally, or not have sufficient manufacturing capabilities and personnel for such products, which could impede our ability to manufacture and assemble these products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in instrument and/or consumable production, including problems with quality control and assurance, component supply shortages or surpluses, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers to the extent we have generated sales. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which could have an adverse effect on our results of operation and financial condition.

We are dependent on single source suppliers for some components to our consumables and the loss of any of these suppliers could harm our business.

We do not have long-term contracts with third-party suppliers from whom we obtain some components to manufacture our instruments and consumables. We are, therefore, subject to the risk that these third-party suppliers will not continue to provide us with components that meet our specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required components include disruption at or affecting our suppliers’ facilities, such as work stoppages or natural disasters, demand for and availability of raw materials and subcomponents, adverse weather or other conditions that affect their supply, the financial condition of our suppliers and deterioration in our relationships with these suppliers. In addition, we cannot be sure that we will be able to obtain these components on satisfactory terms. Any increase in component costs could reduce any potential future sales and harm our gross margins.

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

The G4 is a complex product with many different components that must work together to obtain the desired results. As such, a quality defect in a single component can compromise the performance of the entire product. In order to successfully generate sufficient revenue from the G4, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Given the complexity of the G4, individual G4 units may require additional installation and service time prior to becoming available for customer use and we may be required to replace lots of reagents or consumables. Even after installation, additional warranty services may be required to continue to make the instrument available for customer use.

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

To achieve our operating and strategic goals, we will need to, among other things, reduce the per unit manufacturing cost of the G4. Manufacturing the G4 involves complex processes, and depends on the skills and experience of our manufacturing personnel. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. We may in the future experience delays or low manufacturing yields for the G4. In addition, we will need to continually focus on reducing the per unit manufacturing cost of the G4, which cannot be fully achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving our manufacturing efficiency or increasing our volumes to leverage manufacturing overhead costs. For example, gross margin for the year ended December 31, 2023 is negative as a result of both additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for warranty and “white-glove” services to our initial customers, and we will need to improve our gross margins in the future, which we may be unable to achieve. If we are unable to improve our manufacturing efficiency and instrument reliability and reduce our manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers. The occurrence of one or more factors that negatively impact the manufacturing or sales of the G4 or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

If our facilities or our third-party suppliers’ facilities become unavailable or inoperable, our research and development programs, including for the G4X, and commercialization launch plan could be adversely impacted and manufacturing of our products could be interrupted.

Our existing facilities in San Diego, California house our corporate, research and development, manufacturing, sales and marketing, customer support and quality assurance teams. Our facilities and those of our third-party suppliers are vulnerable to natural disasters, pandemics, public health crises, including the COVID-19 pandemic, civil unrest, wars and other catastrophic events. For example, our San Diego facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, floods, power loss, communications failures and similar events. Also, for example, our San Diego headquarters is located next to a site currently undergoing significant construction of new office and laboratory space; accidents caused by such construction activities could cause significant or even catastrophic damage to our facilities. Further, for example, our facilities are located near U.S. military bases, out of which military flight training is regularly conducted and regularly cross the skies above our facilities; accidents during such training exercises, or military or other attacks directed to our region, could cause significant or even catastrophic damage to our facilities and company. If any disaster, any new or continuing public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party suppliers’ facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative facilities with the necessary capabilities and equipment or alternative suppliers on acceptable terms, if at all. We may encounter particular difficulties in replacing our San Diego facilities given the specialized equipment housed within it. The inability to manufacture our instruments and consumables, combined with our limited inventory of such manufactured products, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future. Because our consumables are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such products, and we may not be able to replace them without disruption to our customers or at all.

If our business operations are disrupted by a disaster, war or other catastrophe, the launch of the G4 and any future products, such as the G4X, and the timing of improvements to such products, could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party suppliers’ capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

The costs to maintain and provide customer support for the G4, and any future products or product enhancements that we commercialize, such as the G4X, may exceed our expectations.

As we continue to commercialize the G4 and develop and prepare to commercialize the G4X, we are building a commercial organization and infrastructure to support the following activities:

•
installing our instruments in customer locations;
•
training customers on the use of our instruments;
•
providing customer support services; and
•
providing maintenance, repair and warranty services.

We may not be successful in developing the organization or commercial infrastructure necessary to provide these customer support activities in a timely manner to meet commercial demand, and on a cost effective basis. Any failure to provide our customers with a superior customer experience, to timely respond to their requests and questions and to provide maintenance and warranty services, may adversely affect our brand and our results of operations. Further, the costs to providing these services may exceed our expectations and negatively impact our gross margin and results of operations.

Risks Related to Our Planned Growth

If we do not successfully manage our current headcount and anticipated growth, our business and prospects will be harmed.

Our overall growth since inception has increased the strain on our management, financial systems and internal controls. We expect that the growth associated with the commercial launch of the G4 and the development and commercial launch of any future products will also strain our operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Commercializing the G4 and the development and commercialization of any future products, including the G4X, will require us to retain and, in the longer term, hire scientific, sales and marketing, software, manufacturing, customer service and quality assurance personnel. As a public company, our management and other personnel devote a substantial amount of time toward maintaining compliance with these requirements and effectively managing these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in an in-person and virtual environment. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our organization grows, we will be required to implement more complex organizational management structures and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

Our growth and ability to successfully transition from a company primarily focused on research and development to commercialization depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales and marketing personnel with the necessary scientific background and ability to understand our products at a technical level to effectively identify, market and sell to potential new customers. New hires will require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel in the life sciences space is intense and has recently become even more intense, particularly in the San Diego metropolitan area. Recently, the labor market to retain and replace highly skilled personnel has become even more competitive. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel, particularly in the current labor market and in the San Diego metropolitan area, we expect to continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

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

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand the G4, the G4X or any other future products and product enhancements we elect to pursue. We may also pursue acquisitions or investments to expand our technical capabilities or otherwise offer growth opportunities. We may also pursue partnering or other strategic investments in order to fund the development of the PX or other products. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

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

Our commercial success depends on our ability to develop, manufacture, market and sell our products and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. We operate in a crowded technology area in which there are numerous issued patents and patent applications and in which there has been substantial litigation regarding patent and other intellectual property rights. There also is a substantial number of administrative proceedings for challenging patents, including interference, derivation, inter partes review (“IPR”), post grant review, and reexamination proceedings before the United States Patent and Trademark Office (“USPTO”), or oppositions and other comparable proceedings in foreign jurisdictions. We expect to be exposed to, or threatened with, future litigation by third parties, including our primary competitors, who have patent and other intellectual property rights and may allege that our research and development activities, products, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Our competitors have numerous issued patents and pending patent applications in the fields covered by our products and in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. In addition, many patent applications are unpublished for up to 18 months from their first filing date and are not accessible to us. We expect that our competitors may, either in connection with our launch of the G4 or other product offerings, such as the G4X, assert that we are infringing, or have in the past infringed as part of our research and development activities, their patent and other intellectual property rights and that we are employing their proprietary technology without authorization.

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

We rely on patent, trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary products and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We currently have over 30 issued patents covering various aspects of our proprietary NGS and spatial multiomics technologies. If we fail to obtain additional patent protection for our products and technology and maintain and protect our intellectual property rights, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. Further, if we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our ability to successfully commercialize our products may be impaired.

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

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including the design and features of the G4, G4X and other products, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

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

Columbia has a right to pursue a termination of the License Agreement in the event we become insolvent or otherwise cease operations, in the event we materially breach our obligations under the License Agreement, or in the event we assert any claim challenging the validity or enforceability of any patent licensed to us by Columbia under the License Agreement. For example, Columbia may assert that we have breached the License Agreement if it disagrees with our interpretation regarding the application of the License Agreement to the G4 and G4X instruments and the associated consumables. Columbia may take the position that we have not complied with our diligence obligations under the License Agreement. There is no assurance that we can satisfy our obligations under the License Agreement, or that we and Columbia will agree on whether or not we have satisfied our obligations under the License Agreement, including whether any royalty or milestones, or the amount thereof, are payable under the terms of the License Agreement or whether we have satisfied our diligence obligations. If we fail to comply with our obligations, or if we and Columbia do not agree on whether we have satisfied our obligations under the License Agreement, Columbia could exercise its right to assert a breach of contract, convert the License Agreement to a non-exclusive license and/or pursue actions to terminate the License Agreement. If we are required to defend against breach of contract or other claims and actions asserted by Columbia or if Columbia is successful in terminating the License Agreement or converting the License Agreement to a non-exclusive license, our business may be adversely affected. Further, if we are required to make additional milestone payments or pay Columbia royalties on the G4 and G4X instruments, and the consumables we have developed to date, beyond what we believe would be due under the License Agreement, our resulting operations and financial condition may be adversely affected. If we are unable to fulfill our contractual commitments with Columbia or other parties, or if we have disputes with Columbia or other contractual counterparties regarding our or their performance under those contracts, our results of operations and financial condition may be adversely affected.

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

The G4 is, and the G4X will be, sold as an RUO product; changes in the regulatory landscape could affect the market for such a product. Our products could become subject to government regulation as medical devices by the FDA and other regulatory agencies even if we do not elect to seek regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business. If our products become subject to FDA regulation, the regulatory clearance or approval and the maintenance of continued and post-market regulatory compliance for such products will be expensive, time-consuming, and uncertain both in timing and in outcome.

The G4 is, and the G4X will be, sold as an RUO product, and we do not currently expect either the G4 or G4X to be subject to the clearance or approval of the FDA, as they are not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for RUO or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive and time-consuming. Regulatory requirements related to marketing, selling and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. Further, regulations may change causing RUO products to be subject to regulatory clearance or approval. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostic tests currently on the market. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and manufacturers of products used for LDTs, but would seek further public discussion on an appropriate oversight approach, and give Congress an opportunity to develop a legislative solution. More recently, the FDA has issued warning letters to certain genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. Further, in September 2023, the FDA published a proposed rule that would change decades of LDT regulation by expressly considering LDTs as in vitro diagnostics medical devices. The proposed rule would require companies performing LDTs to comply with medical device statutes and regulations, including submission requirements, quality system regulations, medical device reporting, registration and listing, and manufacturing standards. If and when the proposed rule takes effect, the FDA would gradually phase out its current general enforcement discretion approach of many LDTs.

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

The exit of the United Kingdom (“UK”) from the EU, often referred to as Brexit, also has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the “Extended Adequacy Assessment Period”). Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.

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

Risks Related to Ownership of Our Common Stock

We are not currently in compliance with the minimum bid price rule of the Nasdaq Capital Market, and if we cannot regain and maintain compliance, our securities may be delisted, which could negatively impact the price of our securities, the liquidity of our common stock, and hinder our ability to raise capital.

On July 17, 2023, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for our common stock had closed below $1.00 for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”). In response, we filed an application to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, which Nasdaq approved on January 16, 2024 (the “Approval”). Our common stock was transferred to the Nasdaq Capital Market effective as of the open of business on January 18, 2024, and will continue to trade under the symbol “OMIC.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

As a result of the Approval, we were granted an additional 180-day compliance period, or until July 15, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day compliance period. If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Hearings Panel.

In connection with obtaining the Approval, we notified Nasdaq of our intention to cure the deficiency in satisfying the Minimum Bid Price Requirement by effecting a reverse stock split prior to July 15, 2024, if necessary. If we effect a reverse stock split in order to satisfy the Minimum Bid Price Requirement before the applicable deadline, our common stock may experience increased volatility, and there is no guarantee that implementing a reverse stock split will allow us to maintain compliance with applicable Nasdaq requirements. If we are unable to comply with applicable Nasdaq listing standards, shares of our common stock would be subject to delisting, which could have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the reduction or elimination of our coverage by securities analysts and other market participants, the potential loss of confidence by customers and employees, the loss of institutional investor interest, and fewer business development opportunities. If our common stock is delisted from Nasdaq and is ineligible for quotation or listing on another market or exchange, it could become significantly more difficult to dispose of our common stock, which could cause the price of our common stock to decline further.

We have a limited market for our common stock. The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

While our common stock is traded on the Nasdaq Capital Market, we currently have a limited trading history and an active trading market may not be sustained. The market price of our common stock has fluctuated and declined substantially and may continue to do so significantly in response to numerous factors, many of which are beyond our control, including:

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

As of March 31, 2023, the record date of our prior annual meeting of stockholders, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially owned approximately 43% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if many other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that many other stockholders may view as beneficial.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Further, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

On July 19, 2022 we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the Securities and Exchange Commission (“SEC”) (that was declared effective on July 27, 2022), which permits us to offer up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including units from time to time, subject to certain limitations. Our Shelf Registration Statement is intended to provide us with additional flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also entered into a sales agreement with Cowen and Company, LLC (“Cowen and Company”), pursuant to which we may offer and sell common stock through Cowen and Company from time to time up to an aggregate offering price of $100.0 million (the “Sales Agreement”). However, so long as our public float remains below $75 million, we are subject to limitations with respect to the use of our Shelf Registration Statement pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitations”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. We would be no longer subject to Baby Shelf Limitations if our public float exceeds $75 million. Through the date of this filing, we have not sold any shares of our common stock in “at the market” transactions pursuant to the Sales Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Shelf Registration Statement or the Sales Agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Capital Market. The Sarbanes Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are subject to Section 404 of the Sarbanes-Oxley Act, which generally requires that we perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. To achieve compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, may require us to hire additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This requires us to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of our risk management program, including cybersecurity and other information technology risks. The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our management team, including each of our Chief Financial Officer, Head of IT and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel. Our management team’s cumulative experience includes many years of experience managing cybersecurity risks including serving in similar roles leading and overseeing cybersecurity programs at other companies.

Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the information technology environment.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our program based on the Center for Internet Security (“CIS”) Controls. While this does not imply that we meet any particular technical standards, specifications or requirements, we use the CIS Controls framework as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, operational and financial risk areas. Our cybersecurity risk management program includes: (i) risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise information technology environment; (ii) full-time internal subject matter experts and a service desk with extensive security knowledge and skill responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents; (iii) the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls; (iv) cybersecurity awareness training of our employees; and (v) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.

Item 2. Properties

As of December 31, 2023 we leased approximately 135,000 square feet of office, laboratory and manufacturing space in San Diego, California under various leases that expire in 2026 and 2036.

In January 2022, we entered into a lease agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. (“ARE”) to lease two buildings to be constructed in connection with One Alexandria Square in La Jolla, California. In July 2023, we entered into an agreement to terminate the OAS Lease. Pursuant to this agreement, the OAS Lease terminated, effective September 13, 2023. In connection with the lease termination, ARE agreed to pay us lease termination payments of (a) approximately $1.8 million, which we received in September 2023, and (b) an additional amount of approximately $1.0 million received in January 2024. In addition, ARE refunded us approximately $1.1 million in prepaid base rent under the terms of the OAS Lease in September 2023 and returned to us a letter of credit in the amount of approximately $1.1 million in November 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are traded on the Nasdaq Capital Market under the symbol “OMIC.”

Holders of Record

As of January 31, 2024, we had 63 holders of record. Certain shares of common stock are held in “street” name, and, accordingly, the number of beneficial owners of such shares of common stock is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our capital stock for the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to declare and pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend on, among other factors, our results of operations, financial condition, business prospects, contractual restrictions, capital requirements and other factors our board of directors may deem relevant. Additionally, our loan and security agreement with Silicon Valley Bank (the “Loan Agreement”) contains customary covenants, including restrictions on our ability to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

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

Overview

We are a life science technology company that develops next-generation sequencing and multiomics technologies. The commercially available G4 Sequencing Platform is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In addition, we are currently developing the G4X Spatial Sequencer, which will leverage our proprietary sequencing technology, applying it as an in situ readout for transcriptomics, proteomics and fluorescent H&E in tissue, with spatial context and on the same platform as the G4. Our mission is to empower researchers and clinicians to advance science and medicine.

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

We are also developing the G4X Spatial Sequencer for in situ multiomic analysis. The G4X is designed to offer high-throughput in situ direct sequencing of RNA (“Direct-Seq”), targeted transcriptomics, proteomics and fluorescent H&E profiling from formalin-fixed, paraffin-embedded (“FFPE”) tissues. The G4X is designed to share the same platform as the existing G4 sequencer and is expected to be the first dual-purpose instrument offering both traditional NGS and tissue-based spatial sequencing capabilities. The G4X is designed with 40 cm2 of flexible imaging area and single-day run times, which is expected to provide significant advantages in throughput over existing technologies. We have applied the learnings from our PX development program and the previously announced PX technology access program to the development, methods and features of the G4X, and plan to offer spatial sequencing technology access services on the G4X in the middle of 2024. We plan to deliver the G4X to initial customers through an early access program by the end of 2024 with an initial immuno-oncology panel of transcripts and proteins, and the ability to customize content. We expect to release Direct-Seq and additional panels at a later date.

The PX is a development-stage multiomics platform that we designed to target the markets for single-cell, spatial analysis and proteomics and leverage our Sequencing Engine as a readout mechanism to provide a high-resolution view of biology at the single-cell and tissue level. As a result of focusing our development efforts toward the G4X, we have paused the development of the PX. We are pursuing partnership opportunities to provide funding and further the development of the PX.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the year ended December 31, 2023, we incurred a net loss of $94.8 million and used $73.6 million of cash in our operations. As of December 31, 2023, we had an accumulated deficit of $337.6 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our planned commercialization and research and development activities.

From the date of our incorporation through December 31, 2023, we have financed our operations primarily through private placements of convertible preferred stock, convertible promissory notes and the net proceeds from our initial public offering in June 2021 (the “IPO”). We have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and including $10.5 million of advances on our loan agreement with Silicon Valley Bank (the “Loan Agreement”). As of December 31, 2023, we had cash, cash equivalents and short-term investments of $173.9 million.

We expect our operating expenses to be slightly down in the near term and to increase in the longer term in connection with our operations and investments as we:

•
continue to develop our planned G4X and related products, enhancements and service offerings;
•
continue to commercialize and enhance the G4;
•
attract, hire and retain qualified personnel;
•
continue to invest in our commercial, service, support and distribution infrastructure;
•
continue to support our in-house manufacturing capabilities;
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

Commercial adoption of the G4 and planned G4X

Our financial performance will be driven by, and a key factor to our future success will be, the rate of commercial adoption of the G4, G4X and spatial services. We have commercially launched the G4 through a direct sales and marketing organization in the United States. We plan to initially offer spatial sequencing technology access services on the G4X, and plan to use our direct sales and marketing organization for the G4X in the future. In the future, we plan to sell and support our products in the European Union, United Kingdom, Asia Pacific and Japan, either through direct sales or through established distribution networks. We also expect to offer different access options, including lease options, for our products to meet each customer’s needs. As a result, we will aim to increase the installed base of the G4 and our planned G4X.

Utilization by our customers of the G4 and planned G4X

The utilization of our products and the corresponding purchases of consumables and other products and services will represent a source of potential recurring revenue from our customers. We plan to drive utilization of the G4 and planned G4X by engaging with customers to help them advance through the adoption cycle from early stage validation to the plug-and-play integration of our products with their existing workflows.

Expansion of the G4 and G4X beyond initial applications

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

Revenue mix between our instruments and consumables, and gross margin

The revenue we have generated and any revenue we generate in the future was and will be derived from sales of our instruments, consumables and services. Initially, our revenue has been and will be derived principally from sales of instruments. As we drive utilization of the G4, and customers begin utilizing more of our consumables, we estimate that the portion of our revenue from sales of our consumables will grow over time. We expect the revenue contribution from our consumables to vary on a quarterly basis due to several factors, including the timing and number of publications of scientific papers demonstrating the value of our consumables, the availability of grants to fund research, budgetary timing, timing of any required servicing of the instrument, and our introduction of new product features and new consumables offerings. Additionally, we expect the mix and variance of sales between our instruments and consumables to cause our gross margin to vary on a quarterly basis.

Expansion of our geographic presence

We have initially built our commercial infrastructure to sell and support our products directly in the United States and Canada. In 2023, we expanded commercial infrastructure on a limited basis in Europe to support our international growth. We also have plans to sell and support our products in the United Kingdom, Asia Pacific and Japan in the future, either through direct sales or through well established distribution networks. Our expenses and revenue will fluctuate depending on the extent to which we pursue direct sales or distribution arrangements outside the United States and Canada.

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

The Macroeconomic Environment

The global markets have been facing downward pressure, extreme volatility, rising interest rates and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all. The capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis, and other pressures including increasing interest rates. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

Results and Components of Operations

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$2,911	$765	$2,146	281%
Cost of revenue	3,469	789	2,680	340%
Gross margin	(558)	(24)	(534)	2,225%
Operating expenses:
Research and development	47,764	46,199	1,565	3%
Selling, general and administrative	54,479	47,264	7,215	15%
Total operating expenses	102,243	93,463	8,780	9%
Loss from operations	(102,801)	(93,487)	(9,314)	10%
Other income (expense):
Interest expense	(1,101)	(763)	(338)	44%
Interest and other income	9,082	3371	5,711	169%
Total other income	7,981	2,608	5,373	206%
Net loss	$(94,820)	$(90,879)	$(3,941)	-4%

Revenue, Cost of Revenue and Gross Margin

We generate revenue from sales of our products, which consist of the G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Once we generate sufficient history of successful customer acceptances for instruments, we intend to recognize revenue for instruments generally upon shipment to the customer. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of extended warranty–type services, is recognized over the applicable service period. When we sell multiple products, also referred to as performance obligations, in one contract, revenue is allocated to each of those performance obligations. This results in revenue being deferred for performance obligations to be satisfied in the future, such as services and discounted consumables.

We have entered into instrument arrangements with certain customers, under which we provide the G4 instrument at no cost to the customer, other than shipping, and the customer pays for consumables at list price, or at list price plus a mark-up, as consumables are ordered, shipped and invoiced. Revenue is recognized as consumables are shipped to the customer and disclosed within consumables revenue below. The G4 instrument provided to the customer is recorded on our balance sheet as property and equipment. Revenue associated with any lease elements of these arrangements was not material during the years ended December 31, 2023 and 2022.

During the year ended December 31, 2023, we recognized revenue on instruments and consumables of approximately $2.6 million and approximately $0.4 million, respectively. We recognized approximately $54 thousand of service revenue during the year ended December 31, 2023.

During the year ended December 31, 2022, we recognized revenue on instruments of approximately $0.7 million, and revenue on consumables of approximately $17 thousand. We did not recognize service revenue during the year ended December 31, 2022.

Cost of revenue consists of the following: direct costs of the materials and labor to build products; overhead such as facilities and indirect labor that support manufacturing; shipping and handling costs; labor and direct costs to install the G4; estimated costs to satisfy customary assurance-type warranty provisions; and depreciation and service costs for instruments provided to customers under instrument arrangements described above.

Our gross margin for the year ended December 31, 2023 and 2022 is negative as a result of both additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for warranty and “white-glove” services to our initial customers. We expect our gross margins in the near term to be negatively impacted by incentives provided to early customers as we drive adoption of our platform and increase our installed base, and to improve over time both as we phase-out incentives and enhanced services for early customers and as we increase our manufacturing efficiency.

The following tables summarizes our revenue, cost of revenue and gross margin for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$2,911	$765	$2,146	281%
Cost of revenue	3,469	789	2,680	340%
Gross margin	$(558)	$(24)	$(534)	2,225%

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

We plan to continue to invest in our research and development efforts related to our product development pipeline and our proprietary technology. We expect our research and development expenses to be roughly flat to slightly down in the near term and to increase in the longer term.

The following table summarizes our research and development expense for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$47,764	$46,199	$1,565	3%

Research and development expense increased by $1.6 million, or 3%, in the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase of $1.8 million in employee compensation costs, offset by a $0.4 million reduction of stock-based compensation. The increase was also due to a $0.6 million increase related to the expansion of our facilities and increase in information technology spend, and $0.4 million is related to an increase in depreciation. These increases were offset by decreases of $0.4 million in laboratory materials, supplies and reagents used for in-house research and $0.4 million in outside services.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel in our executive management, sales, finance, legal, administration and human resources functions; professional service fees, including for legal, accounting, patent, auditing and other services; allocated facilities, information technology and depreciation costs; long-lived asset impairment costs; and other costs to support our operations. We expect our selling, general and administrative expenses to be slightly down in the near term and to increase in the longer term.

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$54,479	$47,264	$7,215	15%

Selling, general and administrative expenses increased by $7.2 million, or 15%, in the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to a $4.6 million increase in employee compensation costs, excluding stock-based compensation costs, as a result of hiring personnel to support our growth and commercialization. Other increases include $4.3 million related to the expansion of our facilities and an increase in information technology spend, a $1.9 million impairment charge on our property and equipment, which was triggered by the sustained decline in our market capitalization over the preceding year, and $0.6 million related to an increase in depreciation. These increases were offset by decreases of $2.0 million in professional and consulting fees related to insurance, legal, audit and marketing services.

Other Income (Expense)

Other income primarily consists of interest income and interest expense.

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

The following table summarizes our other income (expense) for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Interest expense	$(1,101)	$(763)	$(338)	44%
Interest and other income	9,082	3,371	5,711	169%
Total other income	$7,981	$2,608	$5,373	206%

Total other income increased by $5.4 million in the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to rising interest rates, resulting in an additional $5.7 million of interest income from our short-term investments, cash equivalents and cash, offset by additional interest expense of $0.3 million.

Liquidity and Capital Resources

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating commercialization of our G4, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant operating losses and negative cash flows from operations and have only recently recognized revenue from product sales. From incorporation in June 2016 through December 31, 2023, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes and the net proceeds from our IPO. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities. During the year ended December 31, 2023, we incurred a net loss of $94.8 million and used $73.6 million of cash in operations. As of December 31, 2023, we had an accumulated deficit of $337.6 million. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $173.9 million.

Our capital obligations include minimum lease payments and minimum payments under our Loan Agreement with Silicon Valley Bank totaling $10.3 million in 2024 and $11.6 million in 2025. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single digit royalty rates on net sales of Other Products, as such terms are defined in the License Agreement. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. We have accrued approximately $0.4 million toward these milestones as of December 31, 2023. Our leases and the License Agreement are further described in Note 9 to the audited financial statements contained elsewhere in this report. The Loan Agreement is further described in Note 8 to the audited financial statements contained elsewhere in this report.

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

We may need to seek additional financing in the future to support our operations, research and development activities and commercialization plans. If we are not able to generate sufficient revenue to finance our cash requirements, if the maximum availability of $35.5 million under our Loan Agreement is not sufficient to finance our cash requirements or is not available, or if we are not able to raise additional capital or enter into financing agreements or arrangements when required on favorable terms, or at all, we may have to delay, reduce the scope of, or discontinue one or more development or commercial programs, delay potential commercialization or reduce the scope of sales or marketing activities and pursue other cost cutting measures, including the reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. We can provide no assurance that we will ever be profitable or generate positive cash flow from operating activities or that, if we achieve profitability, we will be able to sustain it.

On July 19, 2022, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC (that was declared effective by the SEC on July 27, 2022), which permits us to offer up to $250 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time, subject to certain limitations. Our Shelf Registration Statement is intended to provide us with additional flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also filed a sales agreement prospectus covering “at the market” offerings, pursuant to which we may offer and sell up to $100 million of our common stock under a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC. However, so long as our public float remains below $75 million, we are subject to limitations with respect to the use of our Shelf Registration Statement pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitations”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. We would be no longer subject to Baby Shelf Limitations if our public float exceeds $75 million. Through the date of this filing, we have not sold any shares of our common stock in “at the market” transactions pursuant to the Sales Agreement.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(73,647)	$(87,094)
Investing activities	13,807	(39,566)
Financing activities	696	901
Net decrease in cash and cash equivalents and restricted cash	$(59,144)	$(125,759)

Operating Activities

During the year ended December 31, 2023, cash used in operating activities was $73.6 million attributable to a net loss of $94.8 million and a net increase in our working capital of $2.2 million, offset by non-cash charges of $23.4 million. Non-cash charges primarily consisted of $11.4 million of stock-based compensation expense, $3.7 million of amortization of our right-of-use lease assets, $3.5 million of depreciation and $1.9 million related to long-lived asset impairment.

During the year ended December 31, 2022, cash used in operating activities was $87.1 million attributable to a net loss of $90.9 million and a net increase in our working capital of $16.8 million, offset by non-cash charges of $20.6 million Non-cash charges primarily consisted of $13.7 million of stock-based compensation expense, $3.6 million of amortization of our right-of-use lease assets and $2.4 million of depreciation.

Investing Activities

During the year ended December 31, 2023, cash used in investing activities was $13.8 million, which related to purchases of available-for-sale securities of $183.6 million, net of proceeds from maturities and sales of available-for-sale securities of $198.4 million, in addition to $1.0 million in payments related to purchases of property and equipment.

During the year ended December 31, 2022, cash used in investing activities was $39.6 million, which related to purchases of available-for-sale securities of $174.7 million, net of proceeds from maturities and sales of available-for-sale securities of $141.2 million, in addition to $6.0 million in payments related to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was approximately $0.7 million, which was related to proceeds from the issuance of common stock under the Company’s employee stock purchase plan of $0.7 million.

During the year ended December 31, 2022, cash provided by financing activities was $0.9 million, which was primarily related to proceeds from the issuance of common stock under the Company’s employee stock purchase plan of $1.2 million, offset by repurchases under the Company’s equity incentive plan, net of proceeds, of $0.3 million.

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

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into the Loan Agreement (the “2021 SVB Loan,” together with the 2019 SVB Loan, the “SVB Loans”) with Silicon Valley Bank. The 2021 SVB Loan provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million; and (iii) subject to Silicon Valley Bank’s approval, our right to request that Silicon Valley Bank make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (a) 0.75% plus the prime rate as reported in The Wall Street Journal and (b) 4.00%. The 2021 SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

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

We calculate the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, we use our incremental borrowing rate based on information available at the date of lease commencement. The incremental borrowing rate is the estimated rate of interest that we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over the expected lease term. Determining the incremental borrowing rate requires using assumptions that involve management’s judgment. The assumptions used in estimating the incremental borrowing rate include our recent borrowing activity and industry data for loans with similar terms. Changes to any of these assumptions would impact our estimate of our incremental borrowing rate and thus could significantly impact the value recorded for our lease liabilities and ROU lease assets.

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

Inputs to the Black-Scholes option pricing model are subjective and generally require the use of judgment. Changes in the assumptions can materially affect how much stock-based compensation is recognized. These inputs are as follows:

•
Fair value of common stock—For awards granted prior to the IPO, when there was no public market for our common stock, the grant date fair value of our common stock was determined by our board of directors based in part on valuations of our common stock prepared by a third-party valuation specialist. For awards granted after the IPO, the fair value of common stock is the closing price per share of our common stock on the grant date as reported on the Nasdaq.
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
•
Expected volatility—We had no publicly available stock price information prior to our IPO and have limited publicly available stock price information since our IPO; therefore, we used the historical volatility of the stock price of our company, after IPO, weighted with other similar publicly traded companies. The historical volatility is calculated based on a period of time commensurate with the expected term.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Singular Genomics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Singular Genomics Systems, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 18, 2024

Singular Genomics Systems, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$16,233	$74,266
Short-term investments	157,708	170,310
Accounts receivable	565	913
Inventory, net	13,572	18,221
Prepaid expenses and other current assets	4,150	4,722
Total current assets	192,228	268,432
Right-of-use lease assets	57,797	45,896
Property and equipment, net	13,692	10,784
Restricted cash	600	1,711
Other noncurrent assets	1,150	1,152
Total assets	$265,467	$327,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,587	$3,099
Accrued expenses	6,079	4,583
Lease liabilities, current	7,764	6,323
Other current liabilities	1,857	113
Total current liabilities	18,287	14,118
Lease liabilities, noncurrent	58,623	42,456
Long-term debt, net of issuance costs	8,901	10,065
Other noncurrent liabilities	650	1,015
Total liabilities	86,461	67,654
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A common stock equivalent convertible preferred stock, $0.0001 par value; 7,000 shares authorized, 2,500 shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 73,823,161 and 71,854,688 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	516,439	503,926
Accumulated other comprehensive gain (loss)	155	(837)
Accumulated deficit	(337,595)	(242,775)
Total stockholders’ equity	179,006	260,321
Total liabilities and stockholders’ equity	$265,467	$327,975

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022

Revenue	$2,911	$765
Cost of revenue	3,469	789
Gross margin	(558)	(24)
Operating expenses:
Research and development	47,764	46,199
Selling, general and administrative	54,479	47,264
Total operating expenses	102,243	93,463
Loss from operations	(102,801)	(93,487)
Other income (expense):
Interest expense	(1,101)	(763)
Interest and other income	9,082	3,371
Total other income	7,981	2,608
Net loss	$(94,820)	$(90,879)
Net loss per share:
Basic and diluted net loss per share	$(1.30)	$(1.28)
Weighted-average shares used to compute basic and diluted net loss per share	72,796,250	71,148,076

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(94,820)	$(90,879)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	992	(699)
Comprehensive loss	$(93,828)	$(91,578)

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Statements of Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 30, 2021	-	$-	72,438,742	$7	$488,200	$(138)	$(151,896)	$336,173
Exchange of common stock for Series A common stock equivalent convertible preferred stock	2,500	-	(2,500,000)	-	-	-	-	-
Vesting of common stock issued for early exercise of stock options	-	-	1,015,695	-	705	-	-	705
Issuance of common stock in connection with exercise of stock options	-	-	385,824	-	172	-	-	172
Issuance of common stock in connection with Employee Stock Purchase Program	-	-	514,427	-	1,180	-	-	1,180
Stock-based compensation	-	-	-	-	13,669	-	-	13,669
Unrealized loss on available- for-sale marketable securities	-	-	-	-	-	(699)	-	(699)
Net loss	-	-	-	-	-	-	(90,879)	(90,879)
Balance at December 30, 2022	2,500	$-	71,854,688	$7	$503,926	$(837)	$(242,775)	$260,321
Vesting of common stock issued for early exercise of stock options	-	-	471,035	-	394	-	-	394
Issuance of common stock in connection with exercise of stock options	-	-	23,479	-	13	-	-	13
Issuance of common stock in connection with vesting of restricted stock units	-	-	415,528	-	-	-	-	-
Issuance of common stock in connection with Employee Stock Purchase Program	-	-	1,058,431	-	702	-	-	702
Stock-based compensation	-	-	-	-	11,404	-	-	11,404
Unrealized gain on available- for-sale marketable securities	-	-	-	-	-	992	-	992
Net loss	-	-	-	-	-	-	(94,820)	(94,820)
Balance at December 30, 2023	2,500	$-	73,823,161	$7	$516,439	$155	$(337,595)	$179,006

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(94,820)	$(90,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,404	13,669
Lease incentives received or receivable	3,861	-
Amortization of right-of-use lease assets	3,713	3,601
Depreciation	3,510	2,431
Long-lived asset impairment	1,900	-
Accretion of debt issuance costs	148	165
Amortization of premium (accretion of discount) on short-term investments	(1,118)	676
Loss on disposal of property and equipment	-	60
Changes in operating assets and liabilities:
Accounts receivable	348	(913)
Inventory, net	(3,537)	(13,487)
Prepaid expenses and other current assets	507	604
Other noncurrent assets	2	(892)
Accounts payable	267	(1,168)
Accrued expenses	1,554	79
Other current liabilities	432	81
Lease liabilities	(1,866)	(1,208)
Other noncurrent liabilities	48	87
Net cash used in operating activities	(73,647)	(87,094)
Investing activities
Purchases of short-term investments	(183,595)	(174,713)
Maturities of short-term investments	178,035	119,647
Sales of short-term investments	20,337	21,522
Purchases of property and equipment	(970)	(6,022)
Net cash provided (used) by investing activities	13,807	(39,566)
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	702	1,180
Proceeds from issuance of common stock under equity incentive plans	13	171
Repurchases of common stock under equity incentive plans	(19)	(450)
Net cash provided by financing activities	696	901
Net decrease in cash and cash equivalents and restricted cash	(59,144)	(125,759)
Cash and cash equivalents and restricted cash, beginning of year	75,977	201,736
Cash and cash equivalents and restricted cash, end of year	$16,833	$75,977

Supplemental disclosure for cash activities
Interest paid	$941	$561
Supplemental disclosure for non-cash activities
Lease liability recognized upon lease modifications during the period	$19,475	$-
Inventory transferred to property and equipment	$7,643	$104
Purchases of inventory included in accounts payable	$1,116	$1,601
Vesting of common stock issued for early exercise of stock options	$394	$705
Purchases of property and equipment included in accounts payable	$24	$318
Purchases of inventory included in accrued expenses	$168	$226
Initial lease liability recognized upon lease commencements during the period	$-	$43,231
Initial lease liability recognized upon adoption of ASC 842	$-	$7,074
Reduction of lease liability for lease termination	$-	$334
Noncurrent deposit transferred to property and equipment	$-	$759

The accompanying notes are an integral part of these financial statements.

Singular Genomics Systems, Inc.

Notes to Financial Statements

1. Business

Description of Business

Singular Genomics Systems, Inc. (the “Company”) is a life science technology company that develops next-generation sequencing and multiomics technologies. The commercially available G4 Sequencing Platform is a powerful, highly versatile benchtop genomic sequencer designed to produce fast and accurate results. In addition, the Company is currently developing the G4X Spatial Sequencer, which will leverage the Company’s proprietary sequencing technology, applying it as an in situ readout for transcriptomics, proteomics and fluorescent H&E in tissue, with spatial context and on the same platform as the G4. The Company’s mission is to empower researchers and clinicians to advance science and medicine.

The Company was incorporated in the state of Delaware in June 2016 and has its principal operations in San Diego, California.

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of December 31, 2023 and 2022, had an accumulated deficit of $337.6 million and $242.8 million, respectively. The Company has a limited operating history and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through December 31, 2023, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of December 31, 2023, the Company had cash, cash equivalents and short-term investments of $173.9 million. The Company believes that its cash, cash equivalents and short-term investments as of December 31, 2023 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may significantly differ from these estimates and assumptions. For the year ended December 31, 2023 and 2022, significant estimates and assumptions include the value of lease liabilities and right-of-use lease assets.

Cash, Cash Equivalents and Restricted Cash

Cash and Cash Equivalents

Cash and cash equivalents include cash readily available in checking, savings, money market funds and sweep accounts. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash is held in a separate restricted bank account as the collateral for the security deposits on its executed lease agreements. The Company has classified restricted cash as noncurrent on its balance sheets.

The following table provides a summary of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$16,233	$74,266
Restricted cash	600	1,711
Total	$16,833	$75,977

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

Short-term Investments

As of December 31, 2023 and 2022, short-term investments primarily consisted of U.S. Treasury securities, asset-backed securities and corporate debt securities. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities. They are not considered to be held-to-maturity securities because the Company does not have the positive intent to hold those securities to maturity. They are not considered trading securities because they are not acquired with the intent of selling them within hours or days. The Company’s investments in securities are classified as current as they are available to use to fund current operations, and the Company has the ability and intent to do so. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and recorded as interest income. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The Company evaluates its investments in securities that are in an unrealized loss position quarterly to determine if those securities are other-than-temporarily impaired. If the Company intends to sell or if it is more likely than not that the Company will be required to sell those securities prior to the recovery of their book value, then those securities would be considered other-than-temporarily-impaired, and the Company would record this impairment as a loss through other income (expense). During the years ended December 31, 2023 and 2022, the Company concluded that none of its investments in securities were other-than-temporarily-impaired and thus recorded no impairment losses for its investments in securities.

The following tables summarize the short-term investments held (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
U.S. treasury securities	$149,129	$158	$149,287
Corporate debt securities	8,255	(3)	8,252
Asset-backed securities	$169	$-	$169
Total	$157,553	$155	$157,708

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,776	$(244)	$62,532
Corporate debt securities	102,020	(553)	101,467
Asset-backed securities	$6,351	$(40)	$6,311
Total	$171,147	$(837)	$170,310

The following table summarizes contractual maturities of available-for-sale securities held (in thousands):

	December 31,
	2023	2022
Due within one year	$157,540	$155,920
Due after one but within five years	168	14,390
Total	$157,708	$170,310

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

Inventory

Inventory includes raw materials, which are goods to be consumed directly or indirectly in production, work in process, which are goods in the course of production, and finished goods, which are goods awaiting sale. Inventory is recorded at the lower of cost or net realizable value. Costs are based on standard costs that are adjusted regularly to reflect current conditions so that at the balance-sheet date standard costs reasonably approximate costs under a first-in, first-out basis. Standard costs include acquisition and production costs. Raw materials include inventories that may be used in research and development activities, and such items are expensed as consumed or capitalized as property and equipment and depreciated. We record write-downs of inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment and right-of-use lease assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. Although the Company is confident in the utility of its long-lived assets, and there have been no changes in their intended use, the implied cash flows based on the market capitalization of the Company indicated its long-lived assets may not be recoverable. In determining the fair value of its long-lived assets, the Company used a combination of discounted cash flows and observable market data. As a result of its fair value analysis, the Company recorded a $1.9 million impairment charge on its property and equipment as selling, general and administrative expense in the statement of operations during the year ended December 31, 2023. No impairment was recorded during the year ended December 31, 2022.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP and consist primarily of cash, cash equivalents, short-term investments, restricted cash, accounts payable, accrued liabilities. The carrying amounts of cash, cash equivalents, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. None of the Company’s non-financial assets or liabilities are recorded at fair value on a recurring basis.

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

Revenue Recognition

The Company generates revenue from sales of its products, which consist of the G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of assurance-type services, is recognized over the applicable service period.

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

The Company has entered into instrument arrangements with certain customers, under which the Company provides the G4 instrument at no cost to the customer, other than shipping, and the customer pays for consumables at list price, or at list price plus a mark-up, as consumables are ordered, shipped and invoiced. Revenue is recognized as consumables are shipped to the customer and disclosed within consumables revenue below. The G4 instrument provided to the customer is recorded on the balance sheet as property and equipment and disclosed as instruments at customer sites under Note 6 to these financial statements. Revenue associated with any lease elements of these arrangements was not material during the years ended December 31, 2023 and 2022.

For the year ended December 31, 2023, the Company recognized $2.5 million and $0.4 million of revenue related to sales of instruments and consumables products, respectively. Contract liabilities, which consists of deferred revenue, as of December 31, 2023 and 2022 were $0.3 million and $0.1 million, respectively, were recorded as other noncurrent liabilities. Deferred revenue represents the value of performance obligations that have been invoiced but for which revenue has not yet been earned.

For the year ended December 31, 2023 and 2022, all of the Company’s revenue was generated within the United Sates. During the period, the Company generated approximately 35% of revenue from its top three customers.

Cost of Revenue

Cost of revenue consists of the following: direct costs of the materials and labor to build products; overhead such as facilities and indirect labor that support manufacturing; shipping and handling costs; labor and direct costs to install the G4; estimated costs to satisfy customary assurance-type warranty provisions; and depreciation and service costs for instruments provided to customers under instrument arrangements described above.

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

Issuance Costs Related to Debt

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of debt is recorded as a direct reduction of the carrying amount of the debt liability, limited to the notional value of the debt. The Company accounts for the Silicon Valley Bank loan (see Note 8) as a liability measured at amortized cost and amortizes the related debt discount to interest expense using the effective interest method over the expected term of the debt. Issuance costs associated with the Silicon Valley Bank loan are included in long-term debt on the balance sheet.

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

Inputs to the Black-Scholes option pricing model are subjective and generally require the use of judgment. Changes in the assumptions can materially affect how much stock-based compensation is recognized. These inputs are as follows:

•
Fair value of common stock— For awards granted prior to the Initial Public Offering (the “IPO”), when there was no public market for the Company’s common stock, the grant date fair value of the Company’s common stock was determined by the Company’s board of directors based in part on valuations of the Company’s common stock prepared by a third-party valuation specialist. For awards granted after the IPO, the fair value of common stock is the closing price per share of the Company’s common stock on the grant date as reported on the Nasdaq.
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

Other Comprehensive Loss

Other comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive loss is unrealized loss on available-for-sale securities, which have been reflected in the statements of comprehensive loss and as a separate component in the statements of preferred stock and stockholders’ equity.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net loss rather than reducing the carrying amount under the prior, other-than-temporary-impairment model. The new standard was adopted by the Company using the modified retrospective approach starting January 1, 2023. The Company determined there was no cumulative-effect transition adjustment to the opening balance of accumulated deficit for recognition of credit losses upon adoption of this standard based on its assessment of the collectability of its outstanding accounts receivable and the composition and credit quality of its short-term investments.

Recent Accounting Pronouncements—Not Yet Adopted

In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its financial statements.

In November 2023 the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating these new expanded disclosure requirements.

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

None of the Company’s assets or liabilities are recorded at fair value on a recurring basis other than cash and cash equivalents, and short-term investments. No transfers between levels occurred during the periods presented. The fair value of short-term investments is based on market prices quoted on the last day of the fiscal period or other observable market inputs.

The following tables summarize the Company’s assets measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$16,184	$-	$-	$16,184
Money market funds	49	-	-	49
Total cash and cash equivalents	16,233	-	-	16,233
Short-term investments:
U.S. Treasury securities	149,286	-	-	149,286
Corporate debt securities	-	8,253	-	8,253
Asset-backed securities	-	169	-	169
Total short-term investments	149,286	8,422	-	157,708
Total cash and cash equivalents and short-term investments	$165,519	$8,422	$-	$173,941

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$48,690	$-	$-	$48,690
Money market funds	25,576	-	-	25,576
Total cash and cash equivalents	74,266	-	-	74,266
Short-term investments:
U.S. Treasury securities	62,532	-	-	62,532
Corporate debt securities	-	101,467	-	101,467
Asset-backed securities	-	6,311	-	6,311
Total short-term investments	62,532	107,778	-	170,310
Total cash and cash equivalents and short-term investments	$136,798	$107,778	$-	$244,576

4. Inventory, Net

Inventory, net consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$11,627	$14,508
Work in process	1,276	3,276
Finished goods	669	437
Total inventory	$13,572	$18,221

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$1,672	$3,003
Interest receivable	1,019	1,099
Current deposits and other current assets	1,459	620
Total prepaid expenses and other current assets	$4,150	$4,722

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		December 31,
	Useful Life	2023	2022
Equipment	5 years	$12,837	$8,656
Computers and software	3 years	3,445	2,705
Leasehold improvements	14 years or less	2,244	2,127
Furniture and fixtures	5 years or less	660	1,854
Instruments at customer sites	5 years	2,527	-
Total property and equipment, gross		21,713	15,342
Less: accumulated depreciation		(8,021)	(4,558)
Total property and equipment, net		$13,692	$10,784

Gross asset balances in the table above reflect $1.9 million of long-lived asset impairment described in Note 2 above. Transfers of assets from inventory to property and equipment are transferred at standard cost and recognized at carrying value.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and other employee benefits	$5,229	$3,580
Accrued research and development expenses	264	360
Accrued professional services	178	204
Accrued other expenses	408	439
Total accrued expenses	$6,079	$4,583

8. Long-term Debt

Silicon Valley Bank Loan

In November 2019, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend to the Company up to $15.0 million in a series of term loans (the “2019 SVB Loan”). Contemporaneously, the Company borrowed $2.5 million in the first of three draw-downs available under the 2019 SVB Loan. In March 2020, the Company borrowed an additional $7.5 million as a second draw. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (i) 0.65% above the prime rate or (ii) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date. In connection with the 2019 SVB Loan, SVB entered into a warrant to purchase a number of shares of convertible preferred stock (the “SVB Warrant”). The SVB Warrant was automatically adjusted to become a warrant to purchase an equivalent number of shares of common stock in connection with the IPO. In June 2021, after the IPO, SVB net exercised the SVB Warrant into 117,088 shares of common stock of the Company.

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an Amended and Restated Loan and Security Agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of December 31, 2023, the SVB Loan bears interest at an annual rate of 9.25%. The SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet.

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

As of December 31, 2023 and 2022, the unamortized debt issuance costs related to the SVB Loan were $0.3 million and $0.4 million, respectively. Debt issuance costs include the initial fair value of the SVB Warrant. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

As of December 31, 2023 the current portion of the SVB Loan of $1.3 million, which consists of principal payments due in the next 12 months, is included in other current liabilities on the balance sheet, and the remaining noncurrent amount is recorded in long-term debt, net of issuance costs.

The SVB Loan and unamortized discount balances as of December 31, 2023 and 2022 are shown below (in thousands):

	December 31,
	2023	2022
Total debt	$10,500	$10,500
Less: issuance costs	(287)	(435)
Total debt, net of issuance costs	$10,213	$10,065
Less: current portion of long-term debt	1,312	-
Total long-term debt	$8,901	$10,065

Future minimum payments of outstanding principal and interest under the 2021 SVB Loan are as follows (in thousands):

As of December 31, 2023
2024	$2,206
2025	5,886
2026	4,510
Total future minimum payments	12,602
Less: interest, Final Payment fee	(2,102)
Total debt	10,500
Less: issuance costs	(287)
Total debt, net of issuance costs	$10,213

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

As of December 31, 2023 and 2022, the Company was in compliance with all covenants under the SVB Loan and there had been no events of default.

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of December 31, 2023 and 2022 the Company accrued $0.4 million related to the milestones. During each of the years ended December 31, 2023 and 2022, the Company paid approximately $0.1 million to Columbia pursuant to the terms of the License Agreement.

Operating Leases

Overview of Operating Leases

In November 2019, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3033 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3033 Lease in May 2020. The Company has since amended the 3033 Lease, most recently in September 2023, which extended the term of the lease and provided a tenant improvement allowance of approximately $1.0 million. The term of the 3033 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.2 million as a security deposit during the term of the lease. As of December 31, 2023, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In June 2020, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3010 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3010 Lease in April 2022. The Company has since amended the 3010 Lease, most recently in September 2023, which extended the term of the lease. The term of the 3010 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.4 million as a security deposit during the term of the lease. As of December 31, 2023, $0.4 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In April 2021, the Company entered into a lease agreement for office and manufacturing space in San Diego, California (the “MR Lease”). The Company gained access to the leased space and began recognizing rent expense under the MR Lease in June 2021. The term of the MR Lease will end in July 2026.

In January 2022, the Company entered into a lease agreement (the “OAS Lease”) with an affiliate of Alexandria Real Estate Equities, Inc. (“ARE”) to lease two buildings to be constructed in connection with One Alexandria Square in La Jolla, California. In July 2023, the Company entered into an agreement to terminate the OAS Lease. Pursuant to this agreement, the OAS Lease terminated, effective September 13, 2023. In connection with the lease termination, ARE agreed to pay the Company lease termination payments of (a) approximately $1.8 million, which the Company received in September 2023, and (b) an additional amount of approximately $1.0 million, which the Company received in January 2024. In addition, ARE refunded the Company approximately $1.1 million in prepaid base rent under the terms of the OAS Lease in September 2023 and returned to the Company a letter of credit in the amount of approximately $1.1 million, previously issued to ARE pursuant to the terms of the OAS Lease, in November 2023.

Accounting for Operating Leases

On January 1, 2022, the Company adopted ASC 842 (see Note 2). As of January 1, 2022, the remaining weighted-average lease term was 2.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 3.6%. Cash payments included in the measurement of lease liabilities totaled $7.5 million.

As of December 31, 2023, the remaining weighted-average lease term was 13 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 9.7%. Cash payments included in the measurement of lease liabilities totaled $118.9 million. As of December 31, 2022, the remaining weighted-average lease term was 12.7 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 9.1%. Cash payments included in the measurement of lease liabilities totaled $86.7 million.

During the year ended December 31, 2023, the Company incurred $11.8 million of lease costs, $3.5 million is related to variable lease payments, which are primarily comprised of common area maintenance, and $8.3 million is related to straight-line operating lease expense. During the year ended December 31, 2022, the Company incurred $9.3 million of lease costs, of which $0.1 million is related to the Company’s short-term leases, $2.7 million is related to variable lease payments, which are primarily comprised of common area maintenance, and $6.5 million is related to straight-line operating lease expense.

During the year ended December 31, 2023, in connection with the amendments of the 3010 Lease and 3033 Lease described above, the Company recorded additional lease liabilities of $19.5 million.

Future minimum payments under the Company’s non-cancelable operating leases as of December 31, 2023 are as follows (in thousands):

2024	$8,094
2025	5,716
2026	8,607
2027	8,580
2028	8,837
Thereafter	79,058
Future non-cancelable minimum lease payments	118,892
Less: present value discount	(52,505)
Total lease liabilities	66,387
Less: current portion	7,764
Lease liabilities, noncurrent	$58,623

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2023.

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

11. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021, which was amended in July 2022. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company’s common stock that were initially available for issuance under the 2021 Plan equaled the sum of 7,500,000 shares plus 585,720 shares that were then available for issuance under the 2016 Plan. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. As of December 31, 2023, 3,810,957 shares of common stock remained available for future grants under the 2021 Plan.

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

In August 2022, the Company completed an exchange of 984,291 options owned by eligible non-executive employees with exercise prices ranging from $10.99 to $26.23 for the same number of options with an exercise price of $3.60. The requisite service period and the contractual term of the new options were not changed from the exchanged options, and the exchanged options were cancelled. The exercise price of $3.60 was the volume-weighted average price of the Company’s common stock for the 20-day period immediately prior to the exchange. The exchange was treated as an option modification under GAAP, and the total incremental expense resulting from the exchange will be $1.2 million, of which $0.4 million was recognized in 2022, $0.2 million was recognized in 2023, and the remaining will be recognized over a weighted-average period of approximately 0.9 years from December 31, 2023. The Company will continue to recognize the grant-date fair value of the exchanged options over the remaining service period.

Stock Option Activity

The following table summarizes stock option activity during the year ended December 31, 2023:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2022	9,637,022	$5.35
Exercisable at December 31, 2022	4,066,881	4.17
Granted	3,167,750	1.08
Exercised	(23,479)	0.56
Canceled or forfeited	(1,029,544)	5.56
Outstanding at December 31, 2023	11,751,749	$4.19	8.0	$93
Exercisable at December 31, 2023	6,045,163	$4.55	7.3	$52

Options outstanding as of December 31, 2023 consist of options vested and expected to vest. Aggregate intrinsic value in the table above is the total in-the-money value of the options above as of December 31, 2023, which is the aggregate of the difference between the Company’s last closing stock price per share of $0.46 as of December 31, 2023 and the exercise price of each option that has an exercise price of lower than $0.46.

The intrinsic value of options exercised during the years ended December 31, 2023 and 2022, calculated based on the stock price on the date of each exercise, was $31 thousand and $1.3 million, respectively.

The 2016 Plan allows for the early exercise of awards to plan participants subject to the right of repurchase by the Company at the lower of the original exercise price or fair market value for unvested awards. As of December 31, 2023 and December 31, 2022, the Company had a liability for the cash received from the early exercise of stock options in the amount of $0.1 million and $0.5 million, respectively. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

At December 31, 2023 and December 31, 2022, there were 34,384 and 526,660, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

Restricted Stock Unit Activity

Restricted stock units (“RSUs”) represent the right to receive common stock, subject to vesting for continued service to the Company. The following table summarizes RSU activity during the year ended December 31, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value (per Unit)
Outstanding at December 31, 2022	-	$-
Granted	4,743,850	1.13
Vested	(415,528)	1.78
Canceled	(250,873)	1.88
Outstanding at December 31, 2023	4,077,449	$1.02

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

During the year ended December 31, 2023, 1,058,431 shares of common stock were purchased by the Company’s employees under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$3,748	$3,970
Selling, general and administrative	7,656	9,699
Total stock-based compensation expense	$11,404	$13,669

As of December 31, 2023, total unrecognized stock-based compensation expense was $19.5 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.

The following table shows the weighted-average assumptions used to compute the fair value of the awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Year Ended December 31,
Assumption	2023	2022
Expected volatility	72.47%	57.56%
Expected term (years)	5.3−6.1	5.2−6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.15%	1.98%

Common stock reserved for future issuance under equity incentive plans consisted of the following as of December 31, 2023:

Stock options and restricted stock units issued and outstanding under all Plans	15,829,198
Authorized for future grants under the 2021 Plan	3,810,957
Authorized for future purchases under the ESPP	540,679
Total as of December 31, 2023	20,180,834

The table above does not include 34,384 of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

12. Income Taxes

Due to its net losses for the years ended December 31, 2023 and 2022, and since it has a full valuation allowance against deferred tax assets, the Company did not record any provision or benefit for income taxes. There were no components of current or deferred federal, state or foreign tax provisions for the year ended December 31, 2023 or 2022.

The difference between income taxes computed using the U.S. federal income statutory tax rate and the provision for income taxes is as follows (in thousands):

	December 31,
	2023	2022
Income taxes at statutory rates	$(19,912)	$(19,085)
State income tax, net of federal benefit	(4,422)	(2,615)
Research credit	(3,945)	(3,434)
Change in valuation allowance	26,988	24,423
Permanent items and other	1,291	711
Income tax expense	$-	$-

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$54,252	$40,101
Credits	13,371	9,433
Lease liability	15,193	11,673
Section 174 capitalized research and development	13,765	7,408
Other	5,338	3,972
Total deferred tax assets	101,919	72,587
Valuation allowance	(86,196)	(59,435)
Net deferred tax assets	15,723	13,152
Deferred tax liabilities:
Right-of-use lease assets	(13,227)	(10,983)
Fixed assets	(2,496)	(2,169)
Total deferred tax liabilities	(15,723)	(13,152)
Total net deferred taxes	$-	$-

At December 31, 2023 the Company had federal and state tax loss carryforwards of approximately $195.3 million and $188.8 million, respectively. The federal net operating loss generated prior to 2018 and state net operating loss carryforwards begin to expire in 2036, if unused. The federal net operating loss carryover includes $191.5 million of net operating losses generated from 2018 through the current period which, under current tax law, will carryover indefinitely.

At December 31, 2023, the Company had federal and state tax credit carry forwards of approximately $9.4 million and $7.7 million, respectively. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2037, if unused, and the state credits carry forward indefinitely.

Due to the Company’s history of losses and uncertainty regarding future earnings, a valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2023 and December 31, 2022 was $26.8 million and $24.6 million, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022.

The following table summarizes the changes to the Company’s unrecognized tax benefits for the periods presented (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$1,237	$866
Increases (decreases) related to prior year tax positions	50	(50)
Increases related to current year tax positions	936	421
Balance at end of year	$2,223	$1,237

If recognized, these amounts would not affect the Company’s effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. All jurisdictions are open to examination for all years since inception. The Company has not been, nor is it currently, under examination by any federal or state tax authority.

13. Net Loss per Share

The Company’s preferred stock was considered participating securities for purposes of calculating earnings per share because it had a right to participate in dividends with common stock. However, because the Company’s preferred stock does not have a contractual obligation to share in the losses of the Company on a basis that is objectively determinable, it was excluded from the calculation of basic net loss per share.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022
Employee stock options and RSUs issued and outstanding	15,829,198	9,637,022
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	2,500,000
Common stock subject to the Company’s repurchase right	34,384	526,660
Total	18,363,582	12,663,682

14. Subsequent Events

On March 14, 2024, the officers of the Company approved a plan for a workforce reduction of approximately 20% of headcount in order to focus the Company’s resources more heavily on its spatial sequencing roadmap. The Company will incur expenses in the first quarter 2024 related to one-time termination benefits provided to the affected employees, including severance and healthcare benefits, which will be accounted for under ASC 420.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Workforce Reduction

On March 14, 2024, the officers of the Company approved a plan for a workforce reduction of approximately 20% of headcount in order to focus the Company’s resources more heavily on its spatial sequencing roadmap. The Company estimates that it will incur expenses of approximately $1.7 million related to the workforce reduction, which will be incurred in the first quarter of 2024 and consist of one-time termination benefits to the affected employees, including severance and healthcare benefits.

Securities Trading Plans of Directors and Executive Officers

During quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2024.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2021 and incorporated herein by reference (File No. 001-40443)).

3.2

Amended and Restated Bylaws of Registrant. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2021 and incorporated herein by reference (File No. 001-40443)).

3.3

Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Registrant (filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on January 26, 2022 and incorporated herein by reference (File No. 001-40443)).

4.1

Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1/A, filed with the SEC on May 24, 2021 and incorporated herein by reference (File No. 333-255912)).

4.2

Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 14, 2022 and incorporated herein by reference (File No. 001-40443)

4.3

Amended and Restated Investors’ Rights Agreement, dated June 27, 2019, as amended, by and among the Registrant and the other parties thereto (filed as Exhibit 4.2 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

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

10.3#

Singular Genomics Systems, Inc. 2021 Equity Incentive Plan, as amended and restated, and form of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2022 and incorporated herein by reference (File No. 001-40443)).

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

10.11†

Exclusive License Agreement, dated August 12, 2016, as amended, by and between the Registrant and The Trustees of Columbia University in the City of New York (filed as Exhibit 10.12 to the Registration Statement on Form S-1, filed with the SEC on May 7, 2021 and incorporated herein by reference (File No. 333-255912)).

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

10.15

Exchange Agreement, dated January 26, 2022, by and among the Registrant, Deerfield Private Design Fund IV, L.P. and Deerfield Partners, L.P. (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on January 26, 2022 and incorporated herein by reference (File No. 001-40443)).

10.16

First Amendment to Amended and Restated Loan and Security Agreement, dated September 30, 2022, by and between the Registrant and Silicon Valley Bank (filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 7, 2022 and incorporated herein by reference (File No. 001-40443).

10.17

Lease Agreement, dated January 19, 2022, by and between the Registrant and ARE-10933 North Torrey Pines, LLC (filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022, filed with the SEC on May 10, 2022 and incorporated herein by reference (File No. 001-40443)).

10.18#

Separation and Release Agreement, dated February 28, 2023, by and between the Registrant and Daralyn Durie (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023 and incorporated herein by reference (File No. 001-40443)).

10.19

Second Amendment to Lease Agreement, dated July 19, 2023, by and between ARE-SD Region No. 27, LLC and the Registrant (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.20

Lease Agreement, dated November 15, 2019, by and between ARE-SD Region No. 35, LLC and the Registrant (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.21

First Amendment to Lease Agreement, dated February 24, 2020, by and between ARE-SD Region No. 35, LLC and the Registrant (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.22

Second Amendment to Lease Agreement, dated May 7, 2020, by and between ARE-SD Region No. 35, LLC and the Registrant (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.23

Third Amendment to Lease Agreement, dated June 19, 2020, by and between ARE-SD Region No. 35, LLC and the Registrant (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.24

Fourth Amendment to Lease Agreement, dated April 20, 2021, by and between ARE-SD Region No. 35, LLC and the Registrant (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.25

Fifth Amendment to Lease Agreement, dated January 19, 2022, by and between ARE-SD Region No. 35, LLC and the Registrant (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.26

Sixth Amendment to Lease Agreement, dated July 19, 2023, by and between ARE-SD Region No. 35, LLC and the Registrant (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.27

Agreement for Termination of Lease, dated July 19, 2023, by and between ARE-10933 North Torrey Pines, LLC and the Registrant (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

10.28

Second Amendment to Agreement for Termination of Lease, dated August 31, 2023, by and between ARE-10933 North Torrey Pines, LLC and the Registrant (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023 and incorporated herein by reference (File No. 001-40443)).

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Singular Genomics Systems, Inc.

Date: March 18, 2024	By:	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Andrew Spaventa and Dalen Meeter, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), with respect to this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the U.S. Securities and Exchange Commission (the “SEC”), and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable Singular Genomics Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and all the requirements of the SEC, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Name	Title	Date

/s/ Andrew Spaventa	Chief Executive Officer and Chair of the Board of Directors	March 18, 2024
Andrew Spaventa	(Principal Executive Officer)

/s/ Dalen Meeter	Chief Financial Officer	March 18, 2024
Dalen Meeter	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Barker	Director	March 18, 2024
David Barker

/s/ Marcia Eisenberg	Director	March 18, 2024
Marcia Eisenberg

/s/ Kim Kamdar	Director	March 18, 2024
Kim Kamdar

/s/ Elaine Mardis	Director	March 18, 2024
Elaine Mardis

/s/ Michael Pellini	Lead Independent Director	March 18, 2024
Michael Pellini

/s/ Jason Ryan	Director	March 18, 2024
Jason Ryan