Form 10-Q
period 2024-03-31
Singular Genomics Systems, Inc.
filed 2024-05-14
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 74,092,970 shares of common stock, $0.0001 par value, outstanding as of April 30, 2024.

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
•
our ability to timely and successfully complete the development and implement our commercialization plans for the G4X, spatial biology services, and our product pipeline;
•
the implementation of our business model and strategic plans for the G4X, our spatial biology service offerings, and our product pipeline;
•
our expectations regarding the rate and degree of market acceptance of the G4X, our spatial biology service offerings, and our product pipeline;
•
our ability to compete with competitive companies and technologies in our industry;
•
our ability to manage and grow our business and commercialize the G4X, our spatial biology service offerings, and our product pipeline;
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
•
We expect to be highly dependent upon revenue generated from the sale of G4 consumables, the G4X, our spatial biology service offerings, and future products, and any delay or failure by us to successfully develop and commercialize the G4X, our spatial biology service offerings, or other future products could have a substantial adverse effect on our business and results of operations.
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
•
We have only launched one commercial product, the G4, and we may not be able to successfully develop or commercially launch the G4X, our spatial biology service offerings, or any other products as planned.
•
The G4 is, and the G4X and any associated spatial biology services will be, sold as a research-use-only product or services, as applicable; changes in the regulatory landscape could affect the market for such products and services.
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

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Singular Genomics Systems, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,109	$16,233
Short-term investments	126,629	157,708
Accounts receivable	137	565
Inventory, net	13,081	13,572
Prepaid expenses and other current assets	2,519	4,150
Total current assets	166,475	192,228
Right-of-use lease assets	57,094	57,797
Property and equipment, net	13,854	13,692
Restricted cash	600	600
Other noncurrent assets	1,078	1,150
Total assets	$239,101	$265,467

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,012	$2,587
Accrued expenses	3,265	6,079
Lease liabilities, current	7,822	7,764
Other current liabilities	2,980	1,857
Total current liabilities	16,079	18,287
Lease liabilities, noncurrent	58,092	58,623
Long-term debt, net of issuance costs	7,627	8,901
Other noncurrent liabilities	605	650
Total liabilities	82,403	86,461
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A common stock equivalent convertible preferred stock, $0.0001 par value; 7,000 shares authorized, 2,500 shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 74,067,366 and 73,823,161 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	519,361	516,439
Accumulated other comprehensive gain (loss)	(51)	155
Accumulated deficit	(362,619)	(337,595)
Total stockholders’ equity	156,698	179,006
Total liabilities and stockholders’ equity	$239,101	$265,467

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenue	$442	$863
Cost of revenue	861	807
Gross margin	(419)	56
Operating expenses:
Research and development	11,494	12,230
Selling, general and administrative	14,935	13,204
Total operating expenses	26,429	25,434
Loss from operations	(26,848)	(25,378)
Other income (expense):
Interest income	2,108	2,004
Interest expense	(284)	(259)
Total other income	1,824	1,745
Net loss	$(25,024)	$(23,633)
Net loss per share:
Basic and diluted net loss per share	$(0.34)	$(0.33)
Weighted-average shares used to compute basic and diluted net loss per share	73,925,966	71,926,412

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(25,024)	$(23,633)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(206)	446
Comprehensive loss	$(25,230)	$(23,187)

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

See accompanying notes to these unaudited financial statements.

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	2,500	$-	73,823,161	$7	$516,439	$155	$(337,595)	179,006
Vesting of common stock issued for early exercise of stock options	-	-	16,255	-	26	-	-	26
Issuance of common stock in connection with vesting of restricted stock units	-	-	227,950	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,896	-	-	2,896
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	(206)	-	(206)
Net loss	-	-	-	-	-	-	(25,024)	(25,024)
Balance at March 31, 2024	2,500	$-	74,067,366	$7	$519,361	$(51)	$(362,619)	$156,698

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	2,500	$-	71,854,688	$7	$503,926	$(837)	$(242,775)	$260,321
Vesting of common stock issued for early exercise of stock options	-	-	121,799	-	97	-	-	97
Issuance of common stock in connection with exercise of stock options	-	-	19,479	-	13	-	-	13
Stock-based compensation	-	-	-	-	3,081	-	-	3,081
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	446	-	446
Net loss	-	-	-	-	-	-	(23,633)	(23,633)
Balance at March 31, 2023	2,500	$-	71,995,966	$7	$507,117	$(391)	$(266,408)	$240,325

Singular Genomics Systems, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(25,024)	$(23,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,896	3,081
Amortization of right-of-use lease assets	703	1,024
Depreciation	1,019	793
Accretion of debt issuance costs	39	38
Amortization of premium (accretion of discount) on short-term investments	(751)	1,327
Changes in operating assets and liabilities:
Accounts receivable	428	899
Inventory, net	(1,320)	831
Prepaid expenses and other current assets	1,651	1,031
Other noncurrent assets	72	-
Accounts payable	(28)	(1,781)
Accrued expenses	(2,706)	(1,447)
Other current liabilities	(190)	92
Lease liabilities	(473)	(276)
Other noncurrent liabilities	(19)	87
Net cash used in operating activities	(23,703)	(17,934)
Investing activities
Purchases of short-term investments	(19,184)	(7,018)
Maturities of short-term investments	50,619	72,144
Sales of short-term investments	169	7,981
Purchases of property and equipment	(25)	(162)
Net cash provided (used) by investing activities	31,579	72,945
Financing activities
Proceeds from issuance of common stock under equity incentive plans	-	13
Repurchases of common stock under equity incentive plans	-	(7)
Net cash provided by financing activities	-	6
Net increase in cash and cash equivalents and restricted cash	7,876	55,017
Cash and cash equivalents and restricted cash, beginning of year	16,833	75,977
Cash and cash equivalents and restricted cash, end of year	$24,709	$130,994

Supplemental disclosure for cash activities
Interest paid	$246	$216
Supplemental disclosure for non-cash activities
Inventory transferred to property and equipment	$1,180	$1,009
Purchases of inventory included in accounts payable	$594	$562
Purchases of inventory included in accrued expenses	$59	$217
Vesting of common stock issued for early exercise of stock options	$26	$97
Purchases of property and equipment included in accounts payable	$-	$97

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of March 31, 2024 and December 31, 2023, had an accumulated deficit of $362.6 million and $337.6 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through March 31, 2024, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of March 31, 2024, the Company had cash, cash equivalents and short-term investments of $150.7 million. The Company believes that its cash, cash equivalents and short-term investments as of March 31, 2024 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited financial statements.

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

The preparation of the Company’s unaudited financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may significantly differ from these estimates and assumptions. For the year ended December 31, 2023, significant estimates and assumptions include the value of lease liabilities and right-of-use lease assets. There were no changes to the Company's significant estimates and assumptions subsequent to December 31, 2023.

Summary of Significant Accounting Policies

During the three months ended March 31, 2024, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$24,109	$16,233
Restricted cash	600	600
Total	$24,709	$16,833

Short-term Investments

Short-term investments primarily consisted of treasury securities, corporate debt securities and asset-backed securities. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held by the Company at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$125,507	$(51)	$125,456
Corporate debt securities	1,173	-	1,173
Total	$126,680	$(51)	$126,629

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
U.S. treasury securities	$149,129	$158	$149,287
Corporate debt securities	8,255	(3)	8,252
Asset-backed securities	$169	$-	$169
Total	$157,553	$155	$157,708

The following table summarizes the estimated fair value of contractual maturities of available-for-sale securities held by the Company at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Due within one year	$126,629	$157,540
Due after one but within five years	-	168
Total	$126,629	$157,708

As of March 31, 2024, the Company considered the nature and number of available-for-sale debt securities in an unrealized loss position. The Company reviews its portfolio of available-for-sale debt securities at least quarterly to determine if any investment is impaired, whether due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2024 were primarily due to increases in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at March 31, 2024.

Revenue Recognition

The Company generates revenue from sales of its products, which currently consist of the G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which are primarily comprised of assurance-type services, is recognized over the applicable service period.

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

The Company has entered into instrument arrangements with certain customers, under which the Company provides the G4 instrument at no cost to the customer, other than shipping, and the customer pays for consumables at list price, or at list price plus a mark-up, as consumables are ordered, shipped and invoiced. Revenue is recognized as consumables are shipped to the customer and disclosed within consumables revenue below. The G4 instrument provided to the customer is recorded on the balance sheet as property and equipment and disclosed as instruments at customer sites under Note 6 to these financial statements. Depreciation expense for these instruments is included in cost of revenue. Revenue associated with any lease elements of these arrangements was not material during the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, the Company recognized $0.2 million of revenue for G4 instruments and $0.2 million of revenue for G4 consumables and services. Contract liabilities, which consists of deferred revenue, as of March 31, 2024 and December 31, 2023 were $0.2 million and $0.3 million, respectively. As of March 31, 2024, $0.2 million of this balance was classified as current. Deferred revenue represents the value of performance obligations that have been invoiced but for which revenue has not yet been earned.

For the three months ended March 31, 2024, all of the Company’s revenue was generated within the United States. During the period, the Company generated approximately 59% of revenue from its top three customers.

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

Long-lived Asset Impairment

Long-lived assets consist primarily of right-of-use lease assets and property and equipment. During the year ended December 31, 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. Although the Company is confident in the utility of its long-lived assets, and there have been no changes in their intended use, the implied cash flows based on the market capitalization of the Company indicated its long-lived assets may not be recoverable. In determining the fair value of its long-lived assets, the Company used a combination of discounted cash flows and observable market data. As a result of its fair value analysis, the Company recorded a $1.9 million impairment charge on its property and equipment as selling, general and administrative expense in the statement of operations during the year ended December 31, 2023. The above indicator of impairment continued to exist as of March 31, 2024. The Company updated its fair value analysis as of March 31, 2024 and recorded no additional impairment. No impairment loss was recorded during the three months ended March 31, 2024 or March 31, 2023.

Recent Accounting Pronouncements

There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Other amendments to GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$18,215	$-	$-	$18,215
Money market funds	5,894	-	-	5,894
Total cash and cash equivalents	24,109	-	-	24,109
Short-term investments:
U.S. Treasury securities	125,456	-	-	125,456
Corporate debt securities	-	1,173	-	1,173
Total short-term investments	125,456	1,173	-	126,629
Total cash and cash equivalents and short-term investments	$149,565	$1,173	$-	$150,738

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$16,184	$-	$-	$16,184
Money market funds	49	-	-	49
Total cash and cash equivalents	16,233	-	-	16,233
Short-term investments:
U.S. Treasury securities	149,286	-	-	149,286
Corporate debt securities	-	8,253	-	8,253
Asset-backed securities	-	169	-	169
Total short-term investments	149,286	8,422	-	157,708
Total cash and cash equivalents and short-term investments	$165,519	$8,422	$-	$173,941

4. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$10,596	$11,627
Work in process	2,046	1,276
Finished goods	439	669
Total inventory	$13,081	$13,572

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid expenses	$1,116	$1,672
Interest receivable	1,039	1,019
Current deposits and other current assets	364	1,459
Total prepaid expenses and other current assets	$2,519	$4,150

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		March 31,	December 31,
	Useful Life	2024	2023
Equipment	5 years	$12,837	$12,837
Computers and software	3 years	3,445	3,445
Leasehold improvements	14 years or less	2,244	2,244
Furniture and fixtures	5 years or less	660	660
Instruments at customer sites	5 years	3,707	2,527
Total property and equipment, gross		22,893	21,713
Less: accumulated depreciation		(9,039)	(8,021)
Total property and equipment, net		$13,854	$13,692

Transfers of assets from inventory to property and equipment are transferred at standard cost and recognized at carrying value.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation and other employee benefits	$1,982	$5,229
Accrued research and development expenses	278	264
Accrued professional services	361	178
Accrued other expenses	644	408
Total accrued expenses	$3,265	$6,079

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an amended and restated loan and security agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the then-existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of March 31, 2024, the SVB Loan bears interest at an annual rate of 9.25%. The SVB Loan has an initial interest-only period of 36 months, or until September 2024, from which point the Company is required to make interest and principal payments through the maturity date. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet.

On September 30, 2022, the Company entered into an amendment to the 2021 SVB Loan (the “2022 SVB Loan Amendment”). The 2022 SVB Loan Amendment extended the period to draw down the additional tranches totaling $25.0 million from September 30, 2022 to March 31, 2024, provided that in order for the Company to access the Second Tranche availability the Company must achieve a six-month trailing revenue hurdle. The draw period for the additional tranches of up to $25.0 million under the SVB Loan have expired without being drawn.

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

As of March 31, 2024 and December 31, 2023, the unamortized debt issuance costs related to the SVB Loan were $0.2 million and $0.4 million, respectively. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

As of March 31, 2024, the current portion of the SVB Loan of $2.6 million, which consists of principal payments due in the next 12 months, is included in other current liabilities on the balance sheet, and the remaining noncurrent amount is recorded in long-term debt, net of issuance costs.

The SVB Loan and unamortized discount balances as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Total debt	$10,500	$10,500
Less: issuance costs	(248)	(287)
Total debt, net of issuance costs	$10,252	$10,213
Less: current portion of long-term debt	2,625	1,312
Total long-term debt	$7,627	$8,901

Future minimum payments of outstanding principal and interest at the rate in effect as of March 31, 2024 under the SVB Loan are as follows (in thousands):

As of March 31, 2024
2024 (9 months remaining)	$2,122
2025	5,886
2026	4,510
Total future minimum payments	12,518
Less: interest, Final Payment fee	(2,018)
Total debt	10,500
Less: issuance costs	(248)
Total debt, net of issuance costs	$10,252

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

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the SVB Loan and there had been no events of default.

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of March 31, 2024, the Company accrued $0.5 million related to these milestones. During the three months ended March 31, 2024 and 2023, the Company paid $0 and $0.1 million, respectively, to Columbia pursuant to the terms of the License Agreement.

Operating Leases

Overview of Operating Leases

In November 2019, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3033 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3033 Lease in May 2020. The Company has since amended the 3033 Lease, most recently in September 2023, which extended the term of the lease and provided a tenant improvement allowance of approximately $1.0 million. The term of the 3033 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.2 million as a security deposit during the term of the lease. As of March 31, 2024, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In June 2020, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3010 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3010 Lease in April 2022. The Company has since amended the 3010 Lease, most recently in September 2023, which extended the term of the lease. The term of the 3010 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.4 million as a security deposit during the term of the lease. As of March 31, 2024, $0.4 million was pledged as collateral for the letter of credit and recorded as restricted cash.

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

Accounting for Operating Leases

During the three months ended March 31, 2024, the Company incurred $2.9 million of lease costs, of which $0.8 million was related to variable lease payments, which primarily comprised common area maintenance, and $2.1 million related to straight-line operating lease cost. During the three months ended March 31, 2023, the Company incurred $3.0 million of lease costs, of which $0.9 million was related to variable lease payments, which primarily comprised common area maintenance, and $2.1 million related to straight-line operating lease cost.

As of March 31, 2024, future minimum payments under the Company’s non-cancelable operating leases are as follows (in thousands):

2024 (9 months remaining)	$6,097
2025	5,716
2026	8,607
2027	8,580
2028	8,837
Thereafter	79,058
Future non-cancelable minimum lease payments	116,895
Less: present value discount	(50,981)
Total lease liabilities	65,914
Less: current portion	7,822
Lease liabilities, noncurrent	$58,092

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2024 or December 31, 2023.

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

The Company classifies Series A Common Stock Equivalent Convertible Preferred Stock as permanent equity on the balance sheet because it is not redeemable for cash or other assets of the Company and is not considered debt under ASC 480 Distinguishing Liabilities from Equity. There are no features of the Series A Common Stock Equivalent Convertible Preferred Stock that require bifurcation and separate accounting under ASC 815 Derivatives and Hedging. Series A Common Stock Equivalent Convertible Preferred Stock is considered a participating security for purposes of calculating earnings per share under ASC 260 Earnings Per Share because it participates in dividends ratably on an as-converted basis with common stock.

11. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021, which was amended in July 2022. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company’s common stock that were initially available for issuance under the 2021 Plan equaled the sum of 7,500,000 shares plus 585,720 shares that were then available for issuance under the 2016 Plan. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. As of March 31, 2024, 6,318,044 shares of common stock remained available for future grants under the 2021 Plan.

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

Common stock reserved for future issuance under equity incentive plans consisted of the following as of March 31, 2024:

Stock options and restricted stock units issued and outstanding under all Plans	16,780,427
Authorized for future grants under the 2021 Plan	6,318,044
Authorized for future purchases under the ESPP	1,278,910
Total as of March 31, 2024	24,377,381

The table above does not include 18,129 shares of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

Stock Option Activity

The following table summarizes stock option activity during the three months ended March 31, 2024:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2023	11,751,749	$4.18
Exercisable at December 31, 2023	6,045,163	4.55
Canceled or forfeited	(641,110)	4.01
Outstanding at March 31, 2024	11,110,639	$4.20	7.7	$127
Exercisable at March 31, 2024	6,453,705	$4.49	7.1	$62

Options outstanding as of March 31, 2024 consist of stock options vested and expected to vest, assuming no forfeitures. Aggregate intrinsic value as of March 31, 2024 in the table above is the total in-the-money value of the options, which is the aggregate of the difference of each option with an exercise price lower than the Company’s last closing stock price per share of $0.51 as of March 31, 2024.

The 2016 Plan allows for the early exercise of awards by plan participants, subject to the Company’s right of repurchase at the lower of the original exercise price or fair market value for unvested awards. At March 31, 2024 and December 31, 2023, the Company had a liability for the cash received from the early exercise of stock options in the amount of $0.1 million. The Company reduces the liability as the underlying stock options vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

As of March 31, 2024 and December 31, 2023, there were 18,129 and 34,384, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

Restricted Stock Unit Activity

Restricted stock units (“RSUs”) represent the right to receive common stock, subject to vesting for continued service to the Company. The following table summarizes RSU activity during the three months ended March 31, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value (per Unit)
Outstanding at December 31, 2023	4,077,449	$1.02
Granted	2,253,750	0.54
Vested	(227,950)	1.18
Canceled	(433,461)	0.87
Outstanding at March 31, 2024	5,669,788	$0.83

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). A total of 730,000 shares of common stock were initially reserved for issuance under the ESPP. As of March 31, 2024, 1,278,910 shares of common stock remained available for future issuance under the ESPP. The price at which common stock is purchased by employees under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first day of the offering period or purchase date, whichever is lower. The number of shares of common stock reserved for issuance under the ESPP is increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2041, by a number equal to the lesser of: (a) 1,460,000 shares of common stock (subject to proportionate adjustment in the event of a stock split, stock dividend, reverse stock split, etc.), (b) 1% of the total number of shares of common stock outstanding as of the last day of the prior fiscal year, or (c) a number of shares of common stock determined by the Company’s Board of Directors.

During the three months ended March 31, 2024 and 2023, no shares of common stock were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$918	$923
Selling, general and administrative	1,978	2,158
Total stock-based compensation expense	$2,896	$3,081

As of March 31, 2024, total unrecognized stock-based compensation expense was $16.7 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

The following table shows the weighted-average assumptions used to calculate the fair value of the stock option awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Three Months Ended March 31,
Assumption	2024	2023
Expected volatility	-	78.48%
Expected term (years)	-	5.4-6.1
Expected dividend yield	-	0.00%
Risk-free interest rate	-	3.65%

The fair value of RSUs is determined as the closing market price of our common stock on the grant date. The fair value of RSUs is recognized as stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award. There were no option award grants during the three months ended March 31, 2024.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
Employee stock options and RSUs issued and outstanding	16,780,427	13,178,609
Series A Common Stock Equivalent Convertible Preferred Stock	2,500,000	2,500,000
Common stock subject to the Company’s repurchase right	18,129	392,966
Total	19,298,556	16,071,575

13. Workforce Reduction

On March 14, 2024, the officers of the Company approved a plan for a workforce reduction of approximately 20% of headcount in order to focus the Company’s resources more heavily on its spatial sequencing roadmap. During the three months ended March 31, 2024, expenses for these activities were $1.5 million, with $0.3 million included in research and development expense and $1.2 million included in selling, general and administrative expense. Total expense comprised $1.2 million for one-time termination benefits to the affected employees, including cash severance and healthcare benefits, and $0.3 million for the acceleration of stock-based compensation to affected employees. As of March 31, 2024, the Company had paid approximately $0.9 million for cash severance; the remaining $0.3 million for cash severance and healthcare benefits is included in accrued payroll and related expenses and is expected to be paid in the second quarter of 2024. Further, the Company expects to incur and pay an additional $0.2 million in the second quarter of 2024 related to its March 2024 workforce reduction.

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

The G4 is a benchtop next-generation sequencer designed to produce fast and accurate sequencing results. The G4 is designed to target the NGS market in particular applications that require power, speed, flexibility and accuracy. We commercially launched the G4 in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022. We are currently focusing our activities primarily on completing the development of and commercializing our G4X instrument and consumables and delivering spatial biology services.

We are actively developing the G4X Spatial Sequencer for in situ multiomic analysis. The G4X is designed to offer high-throughput in situ direct sequencing of RNA (“Direct-Seq”), targeted transcriptomics, proteomics and fluorescent H&E profiling from formalin-fixed, paraffin-embedded (“FFPE”) tissues, and to share the same platform as the existing G4 sequencer. The G4X is expected to be the first dual-purpose instrument offering both traditional NGS and tissue-based spatial sequencing capabilities. The G4X is being designed to offer up to 40 cm2 of flexible imaging area and single-day run times, which is expected to provide significant advantages in throughput over existing technologies. We have applied the learnings from our PX development program and the previously announced PX technology access program to the development, methods and features of the G4X, and plan to offer spatial sequencing technology access services on the G4X in the middle of 2024. We plan to deliver the G4X to initial customers through an early access program by the end of 2024 with an initial immuno-oncology panel of transcripts and proteins, and the ability to customize content. We expect to release Direct-Seq and additional panels at a later date.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2024, we incurred a net loss of $25.0 million and used $23.7 million of cash in our operations. As of March 31, 2024, we had an accumulated deficit of $362.6 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities.

From the date of our incorporation through March 31, 2024, we have financed our operations primarily through private placements of convertible preferred stock and convertible promissory notes, the net proceeds from our initial public offering in June 2021 (the “IPO”), and borrowings under our credit facility. Through these efforts, we have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including the $237.2 million we raised through our IPO, the $130.5 million we raised through the issuance of convertible promissory notes in February 2021 (the “2021 Convertible Notes”), and the $10.5 million of advances on our loan agreement with Silicon Valley Bank. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $150.7 million.

We expect our operating expenses to be slightly down in the near term and to increase in the longer term in connection with our operations and investments as we:

•
continue to develop our planned G4X and related products, enhancements and service offerings;
•
support our G4 customers;
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

The Macroeconomic Environment

The global markets have been facing downward pressure, extreme volatility, rising interest rates and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all. The capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and the possibility of a wider global conflict, global sanctions imposed in response thereto or an energy crisis, and other pressures including increasing interest rates. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

Results and Components of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$442	$863	$(421)	-49%
Cost of revenue	861	807	54	7%
Gross margin	(419)	56	(475)	-848%
Operating expenses:
Research and development	11,494	12,230	(736)	-6%
Selling, general and administrative	14,935	13,204	1,731	13%
Total operating expenses	26,429	25,434	995	4%
Loss from operations	(26,848)	(25,378)	(1,470)	6%
Other income (expense):
Interest income	2,108	2004	104	5%
Interest expense	(284)	(259)	(25)	10%
Total other income	(284)	(259)	(25)	10%
Net loss	$(27,132)	$(25,637)	$(1,495)	-6%

Revenue, Cost of Revenue and Gross Margin

We generate revenue from the sale of our products, which currently consist of the G4 instrument, related consumable flow cell kits and services. Revenue from instrument sales is recognized generally upon customer acceptance. Revenue from consumables sales is recognized generally upon shipment to the customer. Revenue from services, which currently primarily comprise assurance or extended warranty–type services, is recognized over the applicable service period. When a single contract has multiple obligations, revenue is allocated to each of those performance obligations. This results in revenue being deferred for performance obligations to be satisfied in the future, such as services and discounted consumables.

We have entered into instrument arrangements with certain customers, under which we provide the G4 instrument at no cost to the customer, other than shipping, and the customer pays for consumables at list price, or at list price plus a mark-up, as consumables are ordered, shipped and invoiced. Revenue is recognized as consumables are shipped to the customer and disclosed within consumables revenue below. The G4 instrument provided to the customer is recorded on our balance sheet as property and equipment. Revenue associated with any lease elements of these arrangements was not material during the three months ended March 31, 2024 and March 31, 2023.

The following table summarizes our revenue, cost of revenue and gross margin for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$442	$863	$(421)	-49%
Cost of revenue	861	807	54	7%
Gross margin	(419)	56	(475)	-848%

During the three months ended March 31, 2024, we recognized $0.2 million of revenue for instruments and $0.2 million of revenue for consumables and services.

During the three months ended March 31, 2023 we recognized $0.8 million of revenue for instruments and $0.1 million of revenue for consumables and services. The decrease in revenue was due to fewer instrument capital purchases in the current quarter, offset by higher consumables pull through.

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

Our cost of revenue was $0.9 million for the three months ended March 31, 2024, which was primarily related to the materials, labor and overhead to build and deliver the G4 instruments and consumables that were recognized as revenue during the period. Cost of sales also includes warranty costs, service costs and depreciation on instruments at customer sites.

Our gross margin for the three months ended March 31, 2024 was negative due to additional discounts provided to certain customers and higher costs associated with the support of system placements. Further, gross margins associated with certain non–capital purchase arrangements were negative as the related consumable revenue has not exceeded their instrument support and depreciation costs. We expect our gross margins to continue to be variable as we support our existing G4 customers, focus our activities primarily on completing the development of and commercializing our G4X instrument and consumables, and deliver spatial biology services.

Research and Development Expense

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

We plan to continue to invest in our research and development efforts related to our product development pipeline, including our G4X instrument and consumables and related spatial biology service offerings, and our proprietary technology. We expect our research and development expenses to be roughly flat to slightly down in the near term and to increase in the longer term.

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$11,494	$12,230	$(736)	-6%

Research and development expense decreased by $0.7 million, or 6%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in the current period was due to a decrease of $1.0 million in employee compensation costs, excluding stock-based compensation, due to reduced headcount period over period, offset by severance costs of $0.3 million. Stock-based compensation expense remained approximately flat period over period. Facilities and information technology costs decreased $0.3 million in the current period, which were offset by an increase in costs for general lab supplies and other research and development costs.

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

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$14,935	$13,204	$1,731	13%

Selling, general and administrative expenses increased by $1.7 million, or 13%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was due to an increase of $1.7 million of employee compensation costs, excluding stock-based compensation, including a $0.8 million charge for employee severance costs. Stock-based compensation expense decreased by approximately $0.4 million in the current period, offset by one-time stock-based compensation acceleration of $0.3 million related to employee severance. Other increases in the current period included $0.6 million for increased marketing, legal and other general and administrative expenses, offset by a decrease of $0.4 million in insurance costs.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense.

Interest Income—Interest income consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in government notes, money market funds and corporate notes.

Interest Expense—Interest expense consists of interest related to our SVB Loan, including amortization of debt issuance costs.

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Interest income	$2,108	$2,004	$104	5%
Interest expense	(284)	(259)	(25)	10%
Total other income	1,824	1,745	79	5%

Other income was approximately flat for the three months ended March 31, 2024 compared to the same period in 2023. The slight increase was primarily due to minimal changes in interest rates during the period, resulting in relatively consistent interest expense and interest income.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant operating losses and negative cash flows from operations and have only recently recognized revenue from product sales. From our incorporation through March 31, 2024, we have financed our operations primarily through the net proceeds from our IPO, private placements of convertible preferred stock and convertible promissory notes and advances on our loan agreement with Silicon Valley Bank. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. During the three months ended March 31, 2024, we incurred a net loss of $25.0 million and used $23.7 million of cash in operations. As of March 31, 2024, we had an accumulated deficit of $362.6 million and had cash, cash equivalents and short-term investments of $150.7 million.

Our capital obligations include minimum lease payments of $6.1 million for the remainder of 2024, $5.7 million in 2025 and $105.1 million thereafter. Our capital obligations also include minimum payments under our SVB Loan of $2.1 million for the remainder of 2024, $5.9 million in 2025 and $4.5 million in 2026. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of certain covered products and low single digit royalty rates on net sales of certain other products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The SVB Loan is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

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

We may need to seek additional financing in the future to support our operations, research and development activities and commercialization plans. If we are not able to generate sufficient revenue to finance our cash requirements, or if we are not able to raise additional capital or enter into financing agreements or arrangements when required on favorable terms, or at all, we may have to delay, reduce the scope of, or discontinue one or more development or commercial programs, delay potential commercialization or reduce the scope of sales or marketing activities and pursue other cost cutting measures, including the further reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. The draw period for the additional tranches of up to $25.0 million under the SVB Loan have expired without being drawn. We can provide no assurance that we will ever be profitable or generate positive cash flow from operating activities or that, if we achieve profitability, we will be able to sustain it.

On July 19, 2022, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC (that was declared effective by the Securities and Exchange Commission (the “SEC”) on July 27, 2022), which permits us to offer up to $250 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time, subject to certain limitations. Our Shelf Registration Statement is intended to provide us with additional flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also filed a sales agreement prospectus covering “at the market” offerings, pursuant to which we may offer and sell up to $100 million of our common stock under a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC. However, so long as our public float remains below $75 million, we are subject to limitations with respect to the use of our Shelf Registration Statement pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitations”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. We would be no longer subject to Baby Shelf Limitations if our public float exceeds $75 million. Through the date of this filing, we have not sold any shares of our common stock in “at the market” transactions pursuant to the Sales Agreement.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,703)	$(17,934)
Investing activities	31,579	72,945
Financing activities	-	6
Net increase in cash and cash equivalents and restricted cash	$7,876	$55,017

Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $23.7 million attributable to a net loss of $25.0 million and changes in working capital of $2.6 million, offset by non-cash charges of $3.9 million and cash lease incentives received of $1.8 million. Non-cash charges primarily consisted of $2.9 million of stock-based compensation expense, $0.7 million related to the amortization of the Company’s right-of-use lease assets, and $1.0 million of depreciation.

During the three months ended March 31, 2023, cash used in operating activities was $17.9 million attributable to a net loss of $23.6 million and changes in working capital of $0.6 million, offset by non-cash charges of $6.3 million. Non-cash charges primarily consisted of $3.1 million of stock-based compensation expense, $1.0 million related to the amortization of the Company's right-of-use lease assets, $2.0 million related to the amortization of premiums on the Company’s short-term investments and $0.8 million of depreciation.

Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $31.6 million, which related to proceeds from sales and maturities of available-for-sale securities of $50.8 million, offset primarily by purchases of available-for-sale securities of $19.2 million.

During the three months ended March 31, 2023, cash provided by investing activities was $72.9 million, which related to proceeds from sales and maturities of available-for-sale securities of $80.1 million, offset by purchases of available-for-sale securities of $7.0 million and $0.2 million in payments for purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, no cash was provided by financing activities.

During the three months ended March 31, 2023, cash provided by financing activities was less than $0.1 million, which was related to cash proceeds from issuance of common stock for exercises of stock options under our employee equity incentive plans, offset by repurchases.

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

In September 2022, we entered into an amendment to the 2021 SVB Loan (the “2022 SVB Loan Amendment”). The 2022 SVB Loan Amendment extended the period to draw down the additional tranches totaling $25.0 million from September 30, 2022 to March 31, 2024, provided that in order for us to access the Second Tranche availability we must achieve a six-month trailing revenue hurdle. The draw period for the additional tranches of up to $25.0 million under the SVB Loan have expired without being drawn.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended March 31, 2024 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have incurred significant losses since we were formed in 2016 and have only recently generated revenue. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, develop and commercialize the G4X and spatial biology services, continue to enhance and develop our current and future products and implement our business plans and strategies. Our net loss for the three months ended March 31, 2024 was $25.0 million and for the three months ended March 31, 2023 was $23.6 million. As of March 31, 2024, we had an accumulated deficit of $362.6 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and service offerings and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue to commercialize the G4, continue the development of the G4X and our product pipeline and spatial biology service offerings, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have only recently generated revenue, and we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross margin will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

We have only recently generated revenue and have limited experience developing and commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our future performance.

We commercially launched our first product, the G4, in December of 2021, and we began recognizing revenue on sales of the G4 in the fourth quarter of 2022. There can be no assurance that we will be able to generate sufficient revenue in the future to support our operations and plans. Our operations to date have been focused on developing and commercializing our technologies and products, including developing and commercializing the G4 and G4X and our product pipeline, spatial biology service offerings, and product enhancements. The early performance of our products may not be indicative of the performance our customers experience following commercial launch, and we may need to make modifications to improve our products. For example, we expect to make modifications to improve the reliability, quality and/or functionality of our instrument and product offerings. However, there can be no assurance that this will occur or that we will avoid delays in finalizing these improvements. There can be no assurance that we will be able to timely achieve market acceptance for the G4 and/or the G4X in the future. We have limited experience manufacturing the G4 for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Further, while we commenced the development of the G4X, we have not completed its development and have no experience manufacturing or commercializing the G4X or commercializing spatial biology services. Further, while we had commenced development of the PX, we have paused its development to focus our efforts on the development of the G4X and its related product and service offerings. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

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

We face significant competition in the life sciences technology market. More specifically, the NGS and spatial biology markets are characterized by rapid technological changes, frequent new product introductions, established and emerging competition, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our primary competitors and potential competitors are large publicly traded companies or are divisions of large publicly traded companies, including 10x Genomics Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Illumina Inc., MissionBio Inc., Nanostring Technologies, Inc., Oxford Nanopore Technologies Inc., Pacific Biosciences Inc. and Thermo Fisher Scientific Inc. There are other companies, both established and early stage, such as Element Biosciences, Inc. and Ultima Genomics, Inc., who have begun commercializing NGS and/or spatial biology technologies and offering products to our target customers. We also face competition from companies and research institutes developing their own products or applications for omics research. This is particularly true for the largest research centers and laboratories who are continually testing and trying new technologies, whether from a third-party vendor or developed internally.

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

We cannot assure investors that we can successfully compete with these competitors or that the G4, the G4X or any other technologies and products or services we may develop can compete favorably with the offerings from such competitors. We also cannot assure investors that we can successfully defend our technologies and product and service offerings from lawsuits filed by our competitors without significant expenses, the requirement to complete additional product and technology development, potential manufacturing or commercialization delays, or at all. Further, we cannot assure investors that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, or developed by our customers internally. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to offer products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Many of our competitors have also been able to enter into long-term, exclusive agreements with major potential customers, often by offering favorable pricing and other terms. Until these agreements expire, our ability to place our products with these customers will be limited. Even after exclusive agreements expire, we may not be able to compete with the terms offered by our competitors in their efforts to extend exclusive relationships with these major potential customers. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

If our products fail to achieve early customer and scientific acceptance, we may not be able to achieve broader market acceptance for our products or services, and our revenue and prospects may be harmed.

We cannot guarantee that customer experiences or reviews of the G4, the G4X and/or our spatial biology service offerings from our customers will be favorable. Initial negative perception of the G4, G4X and/or our spatial biology service offerings by customers could irreparably damage our reputation and ability to successfully commercialize the G4, G4X, our spatial biology services, or any of our other future products or services. Further, the life sciences scientific community is comprised of a small number of early adopters and key opinion leaders (“KOLs”) who significantly influence the rest of the community and the marketplace in general. The success of life sciences products and services is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries, but also the methods and typically the products and/or services used to fuel such discoveries. Mentions in peer-reviewed journal publications are a good barometer for the general acceptance of our products and/or services as best practices. Ensuring that early adopters and KOLs publish research involving the use of our products and/or services is critical to ensuring they gain widespread acceptance and market growth. Continuing to maintain good relationships with such KOLs is vital to growing the acceptance of our products and services in the marketplace. If early adopters and KOLs do not favorably describe the use of our products and services, do not compare our products and/or services favorably to existing products and technologies, or negatively describe the use and operation of our products and/or services in publications, it may drive potential customers away from our products and services and prevent broader market acceptance of our products and services, which could harm our business, financial condition and results of operations.

We expect to be highly dependent upon revenue generated from the sale of the G4, G4X, our spatial biology service offerings, and future products and services, and any delay or failure by us to successfully develop and commercialize the G4, G4X, our spatial biology service offerings, or other future products or services could have a substantial adverse effect on our business and results of operations.

We have commercially launched the G4 and began recognizing revenue on sales of the G4 in the fourth quarter of 2022 and have commenced development of the G4X, which is a platform we designed to target the spatial multiomics market. We are also developing certain spatial biology service offerings using the G4X. While we have continued to support our existing G4 customers, we are currently focusing our activities primarily on completing the development of and commercializing our G4X instrument and consumables and delivering spatial biology services. As a result, we expect to generate substantially all of our revenue in the near term from the sale of spatial biology services and the sale of the G4X and its consumables, once commercially launched. There can be no assurance of the following: that we will be able to successfully complete the development of, or commercialize, the G4X or any other future products, services or product enhancements we elect to pursue; that the G4X and our spatial biology service offerings will meet the expectations of our customers, including those relating to cost, reliability, performance and features, or otherwise gain market acceptance; that we can manufacture the G4X in commercial quantities; that we will be able to successfully commercialize the G4X and deliver competitive spatial biology service offerings; or that we will be able to service and maintain the products that we have sold. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products or offering services and there can be no assurances we will be successful in doing so or doing so on our intended timelines. In addition, as technologies change in the life sciences research tools marketplace in general, and in the omics technologies marketplace specifically, we will be expected to upgrade or adapt our products and service offerings in order to keep up with the latest technology. Further, our competitors may offer or develop products or technologies that cause the G4, G4X, our spatial biology service offerings, or other future products to not be commercially attractive to our customers.

Our future financial performance will be dependent on our ability to increase penetration and utilization in our existing markets.

Our financial performance will be driven by, and a key factor to our future success will be, the rate of commercial adoption of the G4, G4X, our spatial biology service offerings, and future products and services. In addition, our financial performance will be dependent on our ability to increase customer utilization of our products and services, and thereby, increase sales of our consumables and any other associated products and services we offer. There is no assurance that we will be successful in demonstrating our product or service performance claims and value proposition to potential customers. There also is no assurance that our direct sales and marketing organization in the United States will drive broad customer adoption of our products or services. Further, we may not be successful in increasing our customers’ usage of our products or services, or their associated purchase of our consumables and other products and services. Any failure to establish a broad installed base of the G4, G4X or other future products among our target customers, failure to offer competitively differentiated spatial biology services, or failure to increase the usage of our products and the associated sales of our consumables and other products and services, will limit our revenue growth and harm our results of operations and financial performance.

Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending could limit demand for our products and services and adversely affect our business, results of operations, financial condition and prospects.

We are initially targeting customers who are already familiar with genomic analysis, including academic institutions, genomic research centers/core labs and government laboratories, as well as pharmaceutical, clinical research organizations (“CROs”), biotechnology, consumer genomics, commercial molecular diagnostic laboratories and agrigenomics companies. We believe that a substantial amount of our sales revenue in the near term will be generated from sales of products and services to academic and other research institutions. Therefore, we expect much of these customers’ funding will be, in turn, provided by various state, federal and international governmental agencies. As a result, the demand for the G4, G4X, our spatial biology service offerings, and any other products or services we elect to develop in the future may depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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
•
researchers’ opinions of the utility of the G4, the G4X and our spatial biology service offerings, once developed, or any other products or services we elect to develop and offer in the future;
•
citation of the G4, G4X, our spatial biology services, or our other future products or services in published research;

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

We have very limited operating history in manufacturing, commercializing and providing customer support for our first product, the G4, and have limited history in developing the G4X and other products. In addition, we have never commercialized service offerings based on our technology. As a result, our quarterly and annual operating results may fluctuate significantly as we support our G4 customers, continue the development of the G4X and our spatial biology service offerings, and perform manufacturing, commercialization and customer support activities and continue the development of our product pipeline and service offerings, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to:

•
our ability to successfully support the G4;
•
our ability to develop and successfully manufacture and commercialize the G4X, our spatial biology service offerings, or other products, services and technologies on our anticipated timelines and costs;
•
the timing and cost of, and level of investment in, research and development, manufacturing and commercialization activities relating to our products, service offerings, and technologies, which may change from time to time;
•
the level of demand for any products, services, or product enhancements we are able to commercialize, particularly the G4, the G4X, and our spatial biology service offerings, which may vary significantly from period to period;
•
market acceptance of our products and services, especially by early adopters and KOLs;
•
our ability to drive adoption of our products, services and technologies, including the G4, the G4X and our spatial biology service offerings, in our target markets and our ability to expand into any future target markets;
•
the prices at which we will be able to sell our products, services and technologies;
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
•
the volume and mix of our sales between our instruments, services and other products and technologies, including consumables, or changes in the manufacturing or sales costs related to our products and services;
•
the utilization of our instruments and the volume and mix of the sales of our consumables;

•
the length of time of the sales cycle for purchases of our products, services and technologies, including the G4, the G4X, our spatial biology service offerings, and future products and services;
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

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If we are unable to commercialize products or services or generate sufficient revenue, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, it could cause the market price of our common stock to decline.

We expect to continue to incur substantial operating expenses in the future, which will negatively impact our ability to achieve or maintain profitability.

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of March 31, 2024, we had an accumulated deficit of $362.6 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, begin commercially offering spatial biology services, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products and services. These efforts may prove to be more costly, or take longer, than we currently anticipate. We have only recently recognized revenue, and we may never generate revenue sufficient to offset our expenses. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

Recent downward macroeconomic pressures, unfavorable market conditions and changing circumstances, some of which may be beyond our control, could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement indicating that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB and that commitments to advance under existing credit agreements with former SVB will be honored pursuant to the terms of such credit agreements by SVBB. On March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments and SVBB began operations as Silicon Valley Bank, a division of First Citizens Bank. While we only had a minimal amount of our cash directly at SVB, and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First Citizens Bank has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. In addition, in such circumstances, we might not be able to timely pay key vendors, our employees and others. Further, prior to these events we did not have a business relationship with First Citizens Bank or with SVB, a division of First Citizens Bank. Therefore, we may have conflicts with SVB regarding the interpretation of contractual obligations under the SVB Loan, including those relating to our ability to draw down additional capital. The draw period for the additional tranches of up to $25.0 million under the SVB Loan have expired without being drawn.

Likewise, the capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and the possibility of a wider global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital. Further, our stock price may continue to decline due in part to the volatility of the stock market and any general economic downturn.

Risks Related to the Development and Commercialization of Our Products

Our efforts to support the G4 and to complete the development and commercially launch the G4X, our spatial biology service offerings, or any future products and services may not be successful.

We began recognizing revenue on sales of the G4 and its associated consumables in the fourth quarter of 2022. In addition, we are currently developing the G4X, which will share the same platform as the G4, as well as certain spatial biology service offerings. Our commercialization and development plans for these products, services and other products or technologies we elect to pursue or offer may not progress as planned or meet our expected timelines or may not be successful due to:

•
the level of customer demand for the G4;
•
the ability of our commercial products and service offerings to regularly meet target specifications;
•
our ability to manufacture and ship our products efficiently and at sufficient commercial scale to meet demand;
•
delays in completing development of the G4X, our spatial biology service offerings, or any future products or services, whether as a result of limited resources, changes in priorities or other factors;
•
our ability to complete the development and manufacture of the G4X, our spatial biology service offerings, or any future products or services, whether as a result of limited resources, changes in priorities or other factors;
•
our inability to establish the capabilities and value proposition of our products and services with KOLs and early adopters in a timely fashion, including through information included in scientific publications and presentations;
•
our inability to establish broad scientific acceptance of our products and services;
•
potential litigation brought by our competitors against our products, services, technology or intellectual property;
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
•
our customers’ willingness and ability to adopt new products, service offerings, and workflows, including in light of commercial pressures applied by our competitors and pre-existing long-term contracts with our competitors;
•
our ability to demonstrate that the G4, G4X, our service offerings, or any future products and services provide meaningful advantages over competing products, services and technologies;
•
the prices we charge for the G4, G4X, our spatial biology service offerings, and any other products, services and technologies;
•
our ability to develop new products, services, and workflows and solutions for customers, and the impact of our investments in product and service innovation and commercial growth;
•
our ability to provide services and maintain the products we have sold;
•
changing industry or market conditions, customer expectations or requirements;
•
delays in building out our sales, service, customer support and marketing organization as needed for our commercial launch plans; and
•
delays in ramping up manufacturing, including obtaining required materials and components from third-party suppliers, to meet expected or actual demand for our products and services.

We cannot assure you that we will be successful in addressing each of the risks and uncertainties that might affect the development and market acceptance of any products or services we commercialize. Initial negative perception of the G4 by customers could irreparably damage our reputation and ability to successfully commercialize the G4 or future products or services, such as the G4X and our anticipated spatial biology service offerings. In addition, as we support our G4 customers and complete the development of and commercialize the G4X and our spatial biology service offerings, we will also need to continue to make corresponding improvements to other operational functions, such as our customer support, lab services, billing systems, compliance programs and our internal quality assurance programs. We cannot assure you that any increases in scale, service capabilities, required manufacturing improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. To the extent any of our commercial plans and related activities are delayed, unsuccessful or more expensive than we currently anticipate, our financial results may be adversely impacted and we may never generate sufficient revenue to achieve and maintain profitability.

If we are unable to establish sales and marketing or laboratory services capabilities, we may not be successful in commercializing the G4X, our spatial biology services, and any future products and services.

We have limited experience commercializing our products, and our ability to achieve profitability depends on being able to successfully develop and commercialize the G4X, our spatial biology service offerings, and any future products and services. Although members of our management team have considerable industry experience, we are in the process of expanding our sales, marketing, distribution and customer and laboratory service and support capabilities with the appropriate technical expertise. To perform sales, marketing, distribution, and customer and laboratory service and support successfully, we will face a number of risks, including:

•
our ability to attract, train, retain and manage the sales, marketing and customer and laboratory service and support force necessary to commercialize and gain market acceptance for our products and service offerings and train and support our customers in the use of our systems;
•
our ability to adopt successful marketing and pricing strategies;
•
the time and cost of establishing a specialized sales, marketing and laboratory and customer service and support force; and
•
our sales, marketing and laboratory and customer service and support force may be unable to initiate and execute successful commercialization activities.

We may seek to enlist one or more third parties to assist with sales, distribution and laboratory and customer service and support globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, the G4X, our spatial biology service offerings, and any future products or services may not gain market acceptance, which could materially impact our business and results of operations.

Our products and service offerings could fail to achieve key performance metrics we are targeting and our prospects could be harmed.

We believe our Sequencing Engine can impart commercially marketable capabilities to our products and service offerings, including power, speed, flexibility and accuracy. To successfully commercialize our products and services, we are targeting certain performance metrics, including cycle times for each base, accuracy for base reads, quality scores and the number of independent flow cells that can run independently and concurrently. We are also targeting performance metrics in the number of transcripts and number of protein targets per panel on various tissue types, and the ability to directly sequence RNA in tissues. If our Sequencing Engine or our products or service offerings are unable to meet and to consistently achieve key performance metrics, including once commercially deployed or offered, or, if the data supporting our preliminary achievement of certain key performance metrics are incorrect or not viewed favorably by KOLs or potential customers, demand for the G4, G4X, our spatial biology services, or any future products or services may not develop as anticipated, which could adversely affect our revenue and our results of operations.

If we fail to complete the development of the G4X and our spatial biology service offerings, our revenue and our prospects could be harmed.

We commercially launched the G4 and began recognizing revenue on sales of the G4 in the fourth quarter of 2022. While we have continued to support our existing G4 customers, we are currently focusing our activities primarily on completing the development of and commercializing our G4X instrument and consumables and delivering spatial biology services.

We commenced development of the G4X and are currently developing certain spatial biology service offerings, which are subject to all the risks and uncertainties associated with the development of highly complex and novel life sciences products and services. We have not met a number of technical and performance metrics that we believe will be necessary to achieve prior to commercialization. If we do not achieve the required technical specifications and performance metrics for the G4X or our spatial biology service offerings or if development work is delayed, reprioritized, or otherwise not performed according to schedule, then we may not be successful in completing development of the G4X or our spatial biology service offerings and their commercial launch may be adversely affected, delayed or not occur at all. Additionally, the G4X and/or our spatial biology service offerings could be subject to redesign or further improvements, which could result in delays in finalizing development and commencing commercialization, after feedback from collaborators and KOLs. Any delay or failure by us to successfully develop, release, commercialize and maintain the G4X, our spatial biology service offerings, or other multiomic technologies could have a substantial adverse effect on our business and results of operations.

If we fail to continue to improve our planned products and services or introduce compelling new products, services, product or service enhancements, or product or service configurations, our revenue and our prospects could be harmed.

Our ability to attract customers and earn revenue will depend in large part on our ability to continue to enhance and improve our products and services and to introduce compelling new products, services, and product and service capabilities. The success of any enhancements to our products and product and/or service capabilities, such as the G4X our anticipated spatial biology service offerings, depends on several factors, including timely completion and delivery of such enhancements, services and products, competitive pricing, adequate quality testing, integration with existing products, services and technologies, appropriately timed and staged introduction, overall market acceptance and our ability to properly manufacture, service and maintain these products and services. Any new products, services or enhancements that we develop, such as the G4X and our anticipated spatial biology service offerings, may not be introduced in a timely or cost effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to increase our revenue and improve our operating results. Further, if we are unable to successfully develop any new products or services, enhance the capabilities of our existing products and services to meet evolving customer requirements and demands, compete with alternative products, services and technologies, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

The sizes of the markets for our products, services and technologies may be smaller or grow slower than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and services.

The market for NGS and spatial multiomics products, services and technologies is evolving, making it difficult to predict with any accuracy the market opportunity for our current and future products, services and technologies. Our estimates of the total addressable market for our current and future products, services and technologies are based on a number of internal and third-party estimates and assumptions. In particular, while we believe that our target markets may be underserved by existing genomics products, services and technologies and that our target customers will recognize the value proposition offered by our products and services, we cannot be certain that our target customers will recognize enough value from our products or services to purchase our products or services in place of, or in addition to, tools and technologies they already use. Further, we cannot be certain that our target customers will view our products or services as competitive alternatives to existing tools and technologies in our target markets, especially given that our competitors have long relationships, including exclusive arrangements, with our target customers and may be able to offer significant discounts and/or bundle products, services or offerings to our target customers.

While we believe our assumptions and the data underlying our estimates of the total annual addressable market for our products, services and technologies are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the annual total addressable market for our products, services and technologies may be incorrect. Further, the future growth of the market for our current and future products and services depends on many factors beyond our control, and if the markets for our current and future products and services are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and results of operations could be adversely affected.

We expect to commercialize the G4, the G4X, and our spatial biology service offerings outside of the United States, which could expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

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
•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products or offer our services;
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

Based on our current plans, we believe that our current cash and cash equivalents, short-term investments and anticipated cash flow from operations, if any, will be sufficient to meet our anticipated cash requirements for at least 12 months from the date of this report. If our available cash resources and anticipated cash flows from operations, if any, are insufficient to satisfy our liquidity requirements, we may be required to raise significant additional capital to support our continued operations and the implementation of our business plans. Our future funding requirements will depend on many factors, including but not limited to:

•
our rate of progress in commercializing and scaling the manufacturing of our products;
•
the costs of the sales and marketing activities associated with establishing adoption of our products and services;
•
the effect of competing technological and market developments, including any requirement to provide discounts for our products and services because of competitive pressures;
•
litigation expenses we incur to defend against claims, including claims that we infringe the intellectual property of others or judgments we must pay to satisfy such claims;
•
contractual obligations to third parties;
•
our progress, if any, in developing, launching and commercializing the G4X, our spatial biology service offerings, and any new products, services or product enhancements we pursue;
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

We may also be required to raise additional capital in the future to expand our business and operations to pursue strategic investments or for other reasons, including but not limited to:

•
increasing our sales and marketing and other commercialization efforts to drive market adoption of our products and services;
•
completing the development of and commercializing the G4X, our spatial biology service offerings or any other future products;
•
scaling up our manufacturing and customer support capabilities;
•
funding development and marketing efforts of our other future products, services and product enhancements;
•
expanding our technologies into additional markets;
•
acquiring, licensing or investing in technologies and other intellectual property rights;
•
acquiring or investing in complementary businesses or assets; and
•
financing capital expenditures and general and administrative expenses.

We may seek required funding through issuances of equity or convertible debt securities, entering into additional loan facilities or renegotiating the terms of our SVB Loan. Each of the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. If we raise funds by issuing additional debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Our SVB Loan restricts our ability to pursue certain transactions that we may believe to be in our best interest, including incurring additional indebtedness without the prior written consent of the lender under the SVB Loan. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, we may have to delay, reduce the scope of, or discontinue one or more development or commercial programs, delay potential commercialization or reduce the scope of sales or marketing activities and pursue other cost cutting measures, including the further reduction of headcount, scope of operations and planned capital expenditures, which may have a material adverse effect on our business, results of operations, financial condition or ability to fund our scheduled obligations on a timely basis or continue as a going concern. Further, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for the G4, G4X, our spatial biology service offerings and any other future products, services and product enhancements we elect to pursue.

To ensure adequate supply of our products and services to meet demand, we must forecast our future inventory needs and appropriately scale-up our manufacturing operations and personnel. We must also place orders with our third-party suppliers based on such forecasts. Our ability to accurately forecast demand for our products and services could be negatively affected by many factors, including: our ability to timely scale our manufacturing operations and capabilities; the success of our sales and marketing activities; customer acceptance of our products and services; and supply delays and shortages. These same risks and uncertainties would also apply to the G4X, our spatial biology product offerings, and any other future products and product enhancements we elect to pursue.

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

Conversely, if we underestimate customer demand for the G4, G4X, our spatial biology service offerings or any other future products, services and product enhancements we elect to pursue or offer, we may not be able to deliver sufficient products or services to meet our customer requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, we may not be able to increase our manufacturing or service delivery capacity on a timely basis. Further, we may not be able to obtain the components for our products or to perform our services when required on terms that are acceptable to us, or at all, which could have an adverse effect on our ability to meet customer demand and harm our business and results of operations.

Our existing indebtedness may limit our flexibility in financing and operating our business and adversely affect our business, financial condition and results of operations.

As of March 31, 2024, we owed $10.5 million of principal under our SVB Loan (as defined in Note 8 to our financial statements elsewhere in this report). In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions and reduce our flexibility to run and manage our business, which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, SVB could proceed against such assets. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

We must successfully increase our manufacturing output to meet our long-term commercialization plans. We currently manufacture our instruments and consumables in our facilities in San Diego, California. In order to manufacture sufficient instruments and consumables to meet our commercialization plans, we will need to hire and train a sufficient number of manufacturing, engineering and quality personnel. Manufacturing our instruments and consumables requires complex processes, and depends on the skill and experience of our manufacturing personnel. The manufacturing process for our instruments and consumables also includes sourcing components from various third-party suppliers and then assembling and testing the final product offerings. We must manufacture our instruments and consumables in compliance with our demanding specifications in a timely and efficient manner and at an acceptable cost in order to achieve and maintain profitability. We have a limited history of manufacturing and assembling our instruments and consumables, and, as a result, we may have difficulty manufacturing and assembling sufficient quantities of such products in a timely and cost-effective manner. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. In addition, to manage our manufacturing operations and the supply of components from our third-party suppliers, we will need to forecast anticipated demand to predict our inventory needs from six months to a year in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to allow us to accurately and effectively predict our manufacturing capacity requirements or our need for components from our third-party suppliers, including appropriately anticipating supply shortages or unavailability and fluctuations in the pricing of required components. We may experience delays in obtaining components required for our instruments and consumables, including due to recent supply chain challenges being experienced in the economy generally, or not have sufficient manufacturing capabilities and personnel for such products, which could impede our ability to manufacture and assemble these products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in instrument and/or consumable production, including problems with quality control and assurance, component supply shortages or surpluses, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers to the extent we have generated sales. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation, which could have an adverse effect on our results of operation and financial condition.

We are dependent on single source suppliers for some components to our consumables and the loss of any of these suppliers could harm our business.

We do not have long-term contracts with third-party suppliers from whom we obtain some components to manufacture our instruments and consumables. We are, therefore, subject to the risk that these third-party suppliers will not continue to provide us with components that meet our specifications, quality standards and delivery schedules. Factors that could impact our suppliers’ willingness and ability to continue to provide us with the required components include disruption at or affecting our suppliers’ facilities, such as work stoppages or natural disasters, demand for and availability of raw materials and subcomponents, adverse weather or other conditions that affect their supply, the financial condition of our suppliers and deterioration in our relationships with these suppliers. In addition, we cannot be sure that we will be able to obtain these components on satisfactory terms. Any increase in component costs could reduce any potential future sales of our products or services and harm our gross margins.

While we have qualified second sources for several of our critical components, including flow cells, optics and oligonucleotides, we do not have qualified secondary sources for all components that we source through a single supplier and we cannot assure investors that the qualification of a secondary supplier will prevent future supply issues. Disruption in the supply of materials or components would impair our ability to sell our products, perform services and meet customer demand, and also could delay the launch of new products or services, any of which could harm our business and results of operations. If we were to have to change suppliers, the new supplier may not be able to provide us components in a timely manner and in adequate quantities that are consistent with our quality standards and on satisfactory pricing terms. In addition, alternative sources of supply may not be available for components for which there are a limited number of suppliers which could result in a requirement to redesign certain aspects of our products and adversely affect our service offerings. Further, supply shortages could require us to redesign our products to be compatible with components that are more readily available, which could lead to manufacturing, commercialization, and service delivery delays.

We have limited experience manufacturing our products, and we may be unable to consistently manufacture or supply our products to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.

Our products are complex and contain many different components that must work together to obtain the desired results. As such, a quality defect in a single component can compromise the performance of the entire product or the results of any service offering. In order to successfully generate sufficient revenue, we need to supply our customers with products and/or services that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Given the complexity of our products, individual units may require additional installation and service time prior to becoming available for customer use and we may be required to replace lots of reagents or consumables. Even after installation, additional warranty services may be required to continue to make the instrument available for customer use.

We manufacture our instruments at our existing facilities in San Diego, California. We procure certain components of our instruments from third-party suppliers, which include both commonly available raw materials and custom components. Many of these manufacturing processes are complex. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. If we are not able to repeatedly produce our instruments at commercial scale and source required components from third-party suppliers, our business will be adversely impacted.

We have limited manufacturing experience and there is no assurance that we will be able to manufacture our products so that they repeatedly provide accurate results consistent with product specifications. Further, our consumables have a limited shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon our inventory levels and the availability and lead time for additional inventory, could lead to availability issues. As we develop additional products and services, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Any future design issues, unforeseen manufacturing problems, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, results of operations and financial condition.

Our products could have defects or errors, which may give rise to claims against us, adversely affect market adoption and adversely affect our business, financial condition, and results of operations.

Our instruments utilize novel and complex technologies and may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we commercialize our products, these risks may increase. We provide and expect to continue to provide warranties that our products will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.

In manufacturing our instruments, we depend on third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to produce our components to specification or provide defective products to us and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products and services will be compromised.

If our products contain defects, we may experience:

•
a failure to achieve market acceptance for our products and services or increased sales;
•
loss of customer orders or delays in order fulfillment;
•
damage to our brand reputation;
•
increased warranty and customer service and support costs due to product repair or replacement or the reperformance of services;
•
product recalls or replacements;
•
inability to attract new customers or gain market acceptance;
•
diversion of resources from our manufacturing and research and development departments into our service department; and
•
legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.

In addition, we expect that our instruments will be used with our customers’ and potential customers’ own lab equipment and third-party products, and the performance of such equipment and products is outside of our control. If our customers’ equipment or the third-party products they utilize are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with or perform as intended with our instruments. In such case, the reliability, results and performance of our products may be compromised. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations. Additionally, we expect that we will need to train our customers on properly using our products. If we are unable to adequately train our customers to use our products or they fail to follow our training and protocols we have established, the performance of our products may be compromised.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing costs of our products.

To achieve our operating and strategic goals, we will need to, among other things, reduce the per unit manufacturing cost of our instruments. Manufacturing our instruments involves complex processes, and depends on the skills and experience of our manufacturing personnel. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. We may in the future experience delays or low manufacturing yields for our products. In addition, we will need to continually focus on reducing the per unit manufacturing cost of our products, which cannot be fully achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving our manufacturing efficiency or increasing our volumes to leverage manufacturing overhead costs. For example, gross margin for the year ended December 31, 2023 was negative as a result of both additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for warranty and “white-glove” services to our initial customers, and we will need to improve our gross margins in the future, which we may be unable to achieve. If we are unable to improve our manufacturing efficiency and instrument reliability and reduce our manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales of our products and services. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers. The occurrence of one or more factors that negatively impact the manufacturing or sales of our products and services or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

If our facilities or our third-party suppliers’ facilities become unavailable or inoperable, our research and development programs, including for the G4X and our spatial biology service offerings, and commercialization launch plan could be adversely impacted and manufacturing of our products and delivery of our services could be interrupted.

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

If our business operations are disrupted by a disaster, war or other catastrophe, the support of the G4 and the launch of any future products or services, such as the G4X and our anticipated spatial biology service offerings, and the timing of improvements to such products and services, could be significantly delayed and could adversely impact our ability to compete with other available products, services and other solutions. If our or our third-party suppliers’ capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

The costs to maintain and provide customer support for the G4, and any future products, services or product enhancements that we commercialize, such as the G4X and our anticipated spatial biology service offerings, may exceed our expectations.

As we support our G4 customers and focus our efforts on developing and preparing to commercialize the G4X and our anticipated spatial biology service offerings, we are building a commercial organization and infrastructure to support the following activities:

•
installing our instruments in customer locations;
•
training customers on the use of our instruments;
•
providing commercial laboratory services;
•
providing customer support services; and
•
providing maintenance, repair and warranty services.

We may not be successful in developing the organization or commercial or laboratory services infrastructure necessary to provide these customer support activities in a timely manner to meet commercial demand, and on a cost-effective basis. Any failure to provide our customers with a superior customer experience, deliver expected services, to timely respond to their requests and questions and to provide maintenance and warranty services, may adversely affect our brand and our results of operations. Further, the costs to providing these services may exceed our expectations and negatively impact our gross margin and results of operations.

Risks Related to Our Planned Growth

If we do not successfully manage our current headcount and anticipated growth, our business and prospects will be harmed.

Our overall growth since inception has increased the strain on our management, financial systems and internal controls. We expect that continued support of our G4 instrument and the growth associated with the development and commercial launch of the G4X, our anticipated spatial biology service offerings, and any future products and services will strain our operational and manufacturing systems and processes, sales and marketing team, service and support infrastructure, financial systems, and internal controls and other aspects of our business. Continuing to support the G4 and the development and commercialization of the G4X, our anticipated spatial biology service offerings, and any future products and services will require us to retain and, in the longer term, hire scientific, sales and marketing, software, manufacturing, laboratory services, customer service and quality assurance personnel. As a public company, our management and other personnel devote a substantial amount of time toward maintaining compliance with these requirements and effectively managing these growth activities. We have faced challenges integrating, developing and motivating our rapidly growing employee base, especially during the COVID-19 pandemic, and may continue to face related challenges as we grow. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel in an in-person and virtual environment. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2016. As our development and commercialization activities grow, we will be required to implement more complex organizational management structures and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and technologies. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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

Our growth and ability to successfully transition from a company primarily focused on research and development to one that can support both research and development commercialization activities depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales and marketing and laboratory services personnel with the necessary scientific background and ability to understand our products and services at a technical level to effectively identify, market and sell to potential new customers and perform our services. New hires will require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel in the life sciences space is intense and has recently become even more intense, particularly in the San Diego metropolitan area. Recently, the labor market to retain and replace highly skilled personnel has become even more competitive. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel, particularly in the current labor market and in the San Diego metropolitan area, we expect to continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

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

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand the G4, the G4X or any other future products, services and product enhancements we elect to pursue. We may also pursue acquisitions or investments to expand our technical capabilities or otherwise offer growth opportunities. We may also pursue partnering or other strategic investments in order to fund the development of the PX or other products. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

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

Risks Related to Our Intellectual Property

If we are sued for infringing, misappropriating or otherwise violating intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our products or services.

Our commercial success depends on our ability to develop, manufacture, market and sell our products and services and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. We operate in a crowded technology area in which there are numerous issued patents and patent applications and in which there has been substantial litigation regarding patent and other intellectual property rights. There also is a substantial number of administrative proceedings for challenging patents, including interference, derivation, inter partes review (“IPR”), post grant review, and reexamination proceedings before the United States Patent and Trademark Office (“USPTO”), or oppositions and other comparable proceedings in foreign jurisdictions. We expect to be exposed to, or threatened with, future litigation by third parties, including our primary competitors, who have patent and other intellectual property rights and may allege that our research and development activities, products, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Our competitors have numerous issued patents and pending patent applications in the fields covered by our products and in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. In addition, many patent applications are unpublished for up to 18 months from their first filing date and are not accessible to us. We expect that our competitors may, either in connection with our launch of the G4, the G4X, or our spatial biology services, assert that we are infringing, or have in the past infringed as part of our research and development activities, their patent and other intellectual property rights and that we are employing their proprietary technology without authorization.

If third parties, including our competitors, believe that our products, services or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents, against us by filing an intellectual property-related lawsuit, including a patent infringement lawsuit, against us. There is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. If any of our competitors, or any other third parties, were to assert their patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products, services or technology and we may be required to redesign such products, services and technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product, service or technology, which may not be on commercially reasonable terms or may not be obtainable at all. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.

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

Third parties, including our existing and future competitors, may be infringing, misappropriating or otherwise violating our owned and in-licensed intellectual property rights. Monitoring unauthorized use of our intellectual property will be difficult and costly. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken to protect our intellectual property rights may not be adequate to enforce our rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products, service offerings and technologies.

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

If we are unable to obtain and maintain sufficient intellectual property protection for our products, services and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or services similar or identical to ours, and our ability to successfully commercialize our products and services may be impaired.

We rely on patent, trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary products, services and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2024, we have over 50 issued utility patents covering various aspects of our proprietary NGS and spatial multiomics technologies. If we fail to obtain additional patent protection for our products and technology and maintain and protect our intellectual property rights, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. Further, if we are unable to obtain and maintain sufficient intellectual property protection for our products, services and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our ability to successfully commercialize our products and services may be impaired.

We have and intend to continue to apply for patents covering our products, service offerings and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, we may not develop additional proprietary products, methods, services and technologies that are patentable. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced by such third parties in a manner consistent with the best interests of our business.

In addition, the patent position of life sciences technology companies such as ours is generally highly uncertain, involves complex legal and factual questions, and our industry has experienced widespread and intense litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, services or technologies, may not provide us with any competitive advantages, or may be challenged, narrowed and invalidated by third parties. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products or services to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue and will provide sufficient protection for our products, services and technologies. We also cannot ensure that our patents or patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

Our success depends in large part on our ability to obtain and maintain intellectual property protection, particularly patents, for our products, service offerings and technologies in the both the United States and other foreign countries. Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our products and technologies throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products or performing services made using our inventions in and into the United States or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made or performing services using our inventions in and into the United States or other jurisdictions. Further, certain foreign and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. We have pending U.S. and foreign patent applications in our portfolio, however, we cannot predict:

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
•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our products, technologies or uses thereof in the United States or in other foreign countries.

We cannot be certain that the claims in our pending patent applications directed to our products and/or technologies or the uses thereof will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Further, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our products and/or technologies or the uses thereof is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our products, services and technology. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business could be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including the design and features of the G4, G4X, our anticipated spatial biology service offerings, and other products and services, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

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

Columbia has a right to pursue a termination of the License Agreement in the event we become insolvent or otherwise cease operations, in the event we materially breach our obligations under the License Agreement, or in the event we assert any claim challenging the validity or enforceability of any patent licensed to us by Columbia under the License Agreement. For example, Columbia may assert that we have breached the License Agreement if it disagrees with our interpretation regarding the application of the License Agreement to the G4 and G4X instruments and the associated consumables and/or any spatial biology services we may perform. Columbia may take the position that we have not complied with our diligence obligations under the License Agreement. There is no assurance that we can satisfy our obligations under the License Agreement, or that we and Columbia will agree on whether or not we have satisfied our obligations under the License Agreement, including whether any royalty or milestones, or the amount thereof, are payable under the terms of the License Agreement or whether we have satisfied our diligence obligations. If we fail to comply with our obligations, or if we and Columbia do not agree on whether we have satisfied our obligations under the License Agreement, Columbia could exercise its right to assert a breach of contract, convert the License Agreement to a non-exclusive license and/or pursue actions to terminate the License Agreement. If we are required to defend against breach of contract or other claims and actions asserted by Columbia or if Columbia is successful in terminating the License Agreement or converting the License Agreement to a non-exclusive license, our business may be adversely affected. Further, if we are required to make additional milestone payments or pay Columbia royalties on the G4 and G4X instruments, any services we may offer, and the consumables we have developed to date, beyond what we believe would be due under the License Agreement, our resulting operations and financial condition may be adversely affected. If we are unable to fulfill our contractual commitments with Columbia or other parties, or if we have disputes with Columbia or other contractual counterparties regarding our or their performance under those contracts, our results of operations and financial condition may be adversely affected.

Patent terms may be inadequate to protect our competitive position on our products and services for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. While extensions may be available, the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Even if patents covering our products and/or services are obtained, once the patent life has expired, we may be open to competition from competitive products or services. If one of our products or certain of our services require extended development, testing and/or regulatory review, patents protecting such products or services might expire before or shortly after such products or services are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products or services similar or identical to ours, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect and enforce our trademarks and trade names or build name recognition in our markets of interest, thereby harming our competitive position.

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

We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products, services or technologies. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. In return for the use of a third-party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of cost of products, services or technologies and affect the margins on our products and services. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product or offering a commercial service. We may not be able to obtain necessary licenses to patents or patent applications. The commercial release of our products and/or services could be delayed and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensor fails to abide by the terms of the license or fails to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable.

Certain of our future owned and in-licensed patents may be subject to a reservation of rights by one or more third parties, including government march-in rights, which may limit our ability to exclude third parties from commercializing products or services similar or identical to ours.

Our future in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, when new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may provide the U.S. government the option to, at any time, take title such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying or perform services practicing such inventions in the United States. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our use of open source software may pose particular risks to our proprietary software and systems.

We use open source software in our products and services and anticipate that we will continue to use open source software in the future. The licenses applicable to our use of open source software may require that source code that is developed using open source software be made available to the public and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of, or remove, the implicated open source software. Our use of open source software may also present additional security risks because the source code for open source software is publicly available. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Risks Related to Regulatory and Legal Compliance Matters

If we elect to label and promote any of our products or services as clinical diagnostics tests, service offerings or medical devices, we would be required to obtain prior approval or clearance by the FDA or satisfy other regulatory requirements, which would take significant time and expense and could fail to result in appropriate regulatory clearance or approval for the intended uses we believe are commercially attractive.

We intend to market and sell the G4, the G4X, our spatial biology services, and future products and services to academic and research institutions and research companies, government laboratories, hospitals, and biotechnology, consumer genomics and proteomics, commercial molecular diagnostic laboratories, and agrigenomics companies for research use only (“RUO”). Our products and services are not currently designed, or intended to be used, for clinical diagnostic tests, services or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (“FDA”) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

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

We are in the process of evaluating compliance needs and are still finalizing formal policies and procedures related to the storage, collection and processing of information, and we still need to conduct internal or external data privacy audits, to ensure our compliance with all applicable data protection laws and regulations. Additionally, we still need to assess our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

While our common stock is traded on the Nasdaq Capital Market, we currently have a limited trading history and an active trading market may not be sustained. The market price of our common stock has fluctuated and declined substantially and may continue to do so significantly in response to numerous factors, many of which are beyond our control, including:

•
the timing of our launch and commercialization of our products and services and degree to which such launch and commercialization meets the expectations of securities analysts and investors;
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

As of April 1, 2024, the record date of our 2024 annual meeting of stockholders, our officers, directors and the holders of more than 5% of our outstanding common stock collectively beneficially owned approximately 41% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if many other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that many other stockholders may view as beneficial.

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

Singular Genomics Systems, Inc.

Date: May 14, 2024	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)