Form 10-Q
period 2024-06-30
Singular Genomics Systems, Inc.
filed 2024-08-13
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 2,495,694 shares of common stock, $0.0001 par value, outstanding as of July 31, 2024.

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
•
The G4 is, and the G4X and any associated spatial biology services will be, sold as research-use-only products or services, as applicable; changes in the regulatory landscape could affect the market for such products and services.
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

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Singular Genomics Systems, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,115	$16,233
Short-term investments	103,089	157,708
Accounts receivable	440	565
Inventory, net	12,442	13,572
Prepaid expenses and other current assets	2,609	4,150
Total current assets	148,695	192,228
Right-of-use lease assets	56,381	57,797
Property and equipment, net	13,249	13,692
Restricted cash	600	600
Other noncurrent assets	1,078	1,150
Total assets	$220,003	$265,467

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,498	$2,587
Accrued expenses	4,049	6,079
Lease liabilities, current	7,065	7,764
Other current liabilities	4,335	1,857
Total current liabilities	16,947	18,287
Lease liabilities, noncurrent	58,370	58,623
Long-term debt, net of issuance costs	6,355	8,901
Other noncurrent liabilities	624	650
Total liabilities	82,296	86,461
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A common stock equivalent convertible preferred stock, $0.0001 par value; 7,000 shares authorized, 2,500 shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 2,491,619 and 2,460,772 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	7
Additional paid-in capital	521,654	516,439
Accumulated other comprehensive (loss) gain	(74)	155
Accumulated deficit	(383,873)	(337,595)
Total stockholders’ equity	137,707	179,006
Total liabilities and stockholders’ equity	$220,003	$265,467

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$737	$505	$1,180	$1,368
Cost of revenue	915	597	1,776	1,404
Gross margin	(178)	(92)	(596)	(36)
Operating expenses:
Research and development	10,728	12,624	22,222	24,854
Selling, general and administrative	11,898	14,887	26,834	28,091
Total operating expenses	22,626	27,511	49,056	52,945
Loss from operations	(22,804)	(27,603)	(49,652)	(52,981)
Other income (expense):
Interest income	1,836	2,295	3,944	4,299
Interest expense	(286)	(270)	(570)	(529)
Total other income	1,550	2,025	3,374	3,770
Net loss	$(21,254)	$(25,578)	$(46,278)	$(49,211)
Net loss per share:
Basic and diluted net loss per share	$(8.57)	$(10.58)	$(18.72)	$(20.44)
Weighted-average shares used to compute basic and diluted net loss per share	2,480,665	2,417,001	2,472,353	2,407,276

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(21,254)	$(25,578)	$(46,278)	$(49,211)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(23)	63	(229)	509
Comprehensive loss	$(21,277)	$(25,515)	$(46,507)	$(48,702)

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	2,500	$-	2,460,772	$7	$516,439	$155	$(337,595)	179,006
Vesting of common stock issued for early exercise of stock options	-	-	542	-	26	-	-	26
Issuance of common stock in connection with vesting of restricted stock units	-	-	7,598	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,896	-	-	2,896
Unrealized loss on available-for-sale securities	-	-	-	-	-	(206)	-	(206)
Net loss	-	-	-	-	-	-	(25,024)	(25,024)
Balance at March 31, 2024	2,500	$-	2,468,912	$7	$519,361	$(51)	$(362,619)	$156,698
Vesting of common stock issued for early exercise of stock options	-	-	261	-	20	-	-	20
Issuance of common stock in connection with vesting of restricted stock units	-	-	14,200	-	-	-	-	-
Issuance of common stock in connection with employee stock purchase plan	-	-	8,208	-	80	-	-	80
Reverse stock split adjustments	-	-	38	(7)	7	-	-	-
Stock-based compensation	-	-	-	-	2,186	-	-	2,186
Unrealized loss on available-for-sale securities	-	-	-	-	-	(23)	-	(23)
Net loss	-	-	-	-	-	-	(21,254)	(21,254)
Balance at June 30, 2024	2,500	$-	2,491,619	$-	$521,654	$(74)	$(383,873)	$137,707

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	2,500	$-	2,395,157	$7	$503,926	$(837)	$(242,775)	$260,321
Vesting of common stock issued for early exercise of stock options	-	-	4,060	-	97	-	-	97
Issuance of common stock in connection with exercise of stock options	-	-	649	-	13	-	-	13
Stock-based compensation	-	-	-	-	3,081	-	-	3,081
Unrealized gain on available-for-sale securities	-	-	-	-	-	446	-	446
Net loss	-	-	-	-	-	-	(23,633)	(23,633)
Balance at March 31, 2023	2,500	$-	2,399,866	$7	$507,117	$(391)	$(266,408)	$240,325
Vesting of common stock issued for early exercise of stock options	-	-	3,963	-	112	-	-	112
Issuance of common stock in connection with exercise of stock options	-	-	110	-	-	-	-	-
Issuance of common stock in connection with vesting of restricted stock units	-	-	4,697	-	-	-	-	-
Issuance of common stock in connection with employee stock purchase plan	-	-	27,514	-	624	-	-	624
Stock-based compensation	-	-	-	-	2,842	-	-	2,842
Unrealized gain on available-for-sale securities	-	-	-	-	-	63	-	63
Net loss	-	-	-	-	-	-	(25,578)	(25,578)
Balance at June 30, 2023	2,500	$-	2,436,150	$7	$510,695	$(328)	$(291,986)	$218,388

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(46,278)	$(49,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,082	5,923
Amortization of right-of-use lease assets	1,416	2,032
Depreciation	2,086	1,667
Long-lived asset impairment	-	1,900
Accretion of debt issuance costs	79	71
Amortization of premium (accretion of discount) on short-term investments	(993)	1,060
Changes in operating assets and liabilities:
Accounts receivable	125	881
Inventory, net	(1,590)	468
Prepaid expenses and other current assets	1,355	(337)
Other noncurrent assets	72	(71)
Accounts payable	(155)	(1,494)
Accrued expenses	(1,861)	(470)
Other current liabilities	(147)	109
Lease liabilities	(952)	(521)
Other noncurrent liabilities	20	61
Net cash used in operating activities	(41,741)	(37,932)
Investing activities
Purchases of short-term investments	(37,853)	(95,249)
Maturities of short-term investments	93,253	114,096
Sales of short-term investments	169	19,480
Purchases of property and equipment	(26)	(468)
Net cash provided by investing activities	55,543	37,859
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	80	624
Proceeds from issuance of common stock under equity incentive plans	-	13
Repurchases of common stock under equity incentive plans	-	(13)
Net cash provided by financing activities	80	624
Net increase in cash and cash equivalents and restricted cash	13,882	551
Cash and cash equivalents and restricted cash, beginning of year	16,833	75,977
Cash and cash equivalents and restricted cash, end of year	$30,715	$76,528

Supplemental disclosure for cash activities
Interest paid	$494	$530
Supplemental disclosure for non-cash activities
Inventory transferred to property and equipment	$1,643	$3,752
Purchases of inventory included in accounts payable	$209	$319
Purchases of inventory included in accrued expenses	$-	$34
Vesting of common stock issued for early exercise of stock options	$46	$209
Purchases of property and equipment included in accounts payable	$-	$50

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of June 30, 2024 and December 31, 2023, had an accumulated deficit of $383.9 million and $337.6 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through June 30, 2024, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of June 30, 2024, the Company had cash, cash equivalents and short-term investments of $133.2 million. The Company believes that its cash, cash equivalents and short-term investments as of June 30, 2024 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited financial statements.

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

On June 25, 2024, the Company filed a certificate of amendment (the “Reverse Stock Split Amendment”) to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-30 reverse stock split of its common stock (the “Reverse Stock Split”), which became effective at 12:01 a.m. Eastern Time on June 26, 2024. The Reverse Stock Split Amendment does not reduce the number of authorized shares of common stock, which remains at 400,000,000, and does not change the par value of the common stock, which remains at $0.0001 per share. The Reverse Stock Split does not reduce the number of shares of the Company’s Series A Preferred Stock outstanding, which remains at 2,500 shares but is subject to a proportional conversion ratio adjustment. Additionally, the Company’s outstanding equity-based awards and other outstanding equity rights were proportionately adjusted. The Reverse Stock Split was effective for purposes of trading on the Nasdaq Capital Market as of the opening of business on June 26, 2024. Accordingly, all share and per share amounts of common stock for all periods presented in these unaudited financial statements and related notes have been retroactively adjusted to give effect to the Reverse Stock Split.

Summary of Significant Accounting Policies

During the six months ended June 30, 2024, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$30,115	$16,233
Restricted cash	600	600
Total	$30,715	$16,833

Short-term Investments

Short-term investments consisted of U.S. treasury securities at June 30, 2024 and U.S. treasury securities, corporate debt securities and asset-backed securities at December 31, 2023. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held by the Company at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$103,163	$(74)	$103,089
Total	$103,163	$(74)	$103,089

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
U.S. treasury securities	$149,129	$158	$149,287
Corporate debt securities	8,255	(3)	8,252
Asset-backed securities	169	-	169
Total	$157,553	$155	$157,708

The following table summarizes the estimated fair value of contractual maturities of available-for-sale debt securities held by the Company at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Due within one year	$103,089	$157,540
Due after one but within five years	-	168
Total	$103,089	$157,708

As of June 30, 2024, the Company considered the nature and number of available-for-sale debt securities in an unrealized loss position. The Company reviews its portfolio of available-for-sale debt securities at least quarterly to determine if any investment is impaired, whether due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2024 were primarily due to changes in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at June 30, 2024.

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

The Company periodically enters into contracts that include a combination of products and services, which are distinct within the context of the contract and are accounted for as separate performance obligations. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. Until the Company has sufficient volume of historical sales data for each performance obligation, the Company determines the standalone selling price using observable prices when available and with consideration of current market conditions, which is primarily based on prices set by management, adjusted for applicable discounts. The Company then recognizes revenue for each performance obligation as that performance obligations is satisfied, as discussed above.

The Company has entered into instrument arrangements with certain customers, under which the Company provides the G4 instrument at no cost to the customer, other than shipping, and the customer pays for consumables at list price, or at list price plus a mark-up, as consumables are ordered, shipped and invoiced. Revenue is recognized as consumables are shipped to the customer and disclosed within consumables revenue below. The G4 instrument provided to the customer is recorded on the balance sheet as property and equipment and disclosed as instruments at customer sites under Note 6 to these financial statements. Depreciation expense for these instruments is included in cost of revenue. Revenue associated with any lease elements of these arrangements was not material during the three and six months ended June 30, 2024 and 2023.

During the six months ended June 30, 2024, the Company recognized $0.5 million of revenue for G4 instruments and $0.7 million of revenue for G4 consumables and services. Contract liabilities, which consists of deferred revenue, as of June 30, 2024 and December 31, 2023 were $0.2 million and $0.3 million, respectively. As of June 30, 2024, $0.1 million of this balance was classified as current, and the remainder of this balance was classified as noncurrent. Deferred revenue represents the value of performance obligations that have been invoiced but for which revenue has not yet been earned.

For the six months ended June 30, 2024, all of the Company’s revenue was generated within the United States, and the Company generated approximately 57% of revenue from its top three customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, restricted cash, cash equivalents and short-term investments. The Company invests its cash equivalents in highly rated money market funds. The Company’s short-term investments consisted of U.S. treasury securities as of June 30, 2024. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits with financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). During the periods presented, the Company has not experienced any losses on its cash, restricted cash, cash equivalents or short-term investments.

Long-lived Asset Impairment

Long-lived assets consist primarily of right-of-use lease assets and property and equipment. During the year ended December 31, 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. Although the Company is confident in the utility of its long-lived assets, and there have been no changes in their intended use, the implied cash flows based on the market capitalization of the Company indicated its long-lived assets may not be recoverable. In determining the fair value of its long-lived assets, the Company used a combination of discounted cash flows and observable market data. As a result of its fair value analysis, the Company recorded a $1.9 million impairment charge on its property and equipment as selling, general and administrative expense in the statement of operations during the year ended December 31, 2023. The above indicator of impairment continued to exist as of June 30, 2024. The Company updated its fair value analysis as of June 30, 2024 and recorded no additional impairment. The Company did not record any impairment loss during the six months ended June 30, 2024 and recorded $1.9 million of impairment losses during the six months ended June 30, 2023.

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

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$16,552	$-	$-	$16,552
Money market funds	13,563	-	-	13,563
Total cash and cash equivalents	30,115	-	-	30,115
Short-term investments:
U.S. Treasury securities	103,089	-	-	103,089
Total short-term investments	103,089	-	-	103,089
Total cash and cash equivalents and short-term investments	$133,204	$-	$-	$133,204

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$16,184	$-	$-	$16,184
Money market funds	49	-	-	49
Total cash and cash equivalents	16,233	-	-	16,233
Short-term investments:
U.S. Treasury securities	149,286	-	-	149,286
Corporate debt securities	-	8,253	-	8,253
Asset-backed securities	-	169	-	169
Total short-term investments	149,286	8,422	-	157,708
Total cash and cash equivalents and short-term investments	$165,519	$8,422	$-	$173,941

4. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$10,136	$11,627
Work in process	2,082	1,276
Finished goods	224	669
Total inventory	$12,442	$13,572

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid expenses	$1,539	$1,672
Interest receivable	885	1,019
Current deposits and other current assets	185	1,459
Total prepaid expenses and other current assets	$2,609	$4,150

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		June 30,	December 31,
	Useful Life	2024	2023
Equipment	5 years	$13,498	$12,837
Computers and software	3 years	3,445	3,445
Leasehold improvements	14 years or less	2,244	2,244
Furniture and fixtures	5 years or less	660	660
Instruments at customer sites	5 years	3,478	2,527
Total property and equipment, gross		23,325	21,713
Less: accumulated depreciation		(10,076)	(8,021)
Total property and equipment, net		$13,249	$13,692

Transfers of assets from inventory to property and equipment are transferred at standard cost and recognized at carrying value.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation and other employee benefits	$3,149	$5,229
Accrued professional services	404	178
Accrued research and development expenses	277	264
Other accrued expenses	219	408
Total accrued expenses	$4,049	$6,079

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an amended and restated loan and security agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the then-existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of June 30, 2024, the SVB Loan bears interest at an annual rate of 9.25%. The SVB Loan has an initial interest-only period of 36 months, or until September 2024, from which point the Company is required to make interest and principal payments through the maturity date. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet.

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

As of June 30, 2024 and December 31, 2023, the unamortized debt issuance costs related to the SVB Loan were $0.2 million and $0.4 million, respectively. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

As of June 30, 2024, the current portion of the SVB Loan of $3.9 million, which consists of principal payments due in the next 12 months, is included in other current liabilities on the balance sheet, and the remaining noncurrent amount is recorded in long-term debt, net of issuance costs.

The SVB Loan and unamortized discount balances as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Total debt	$10,500	$10,500
Less: issuance costs	(207)	(287)
Total debt, net of issuance costs	$10,293	$10,213
Less: current portion of long-term debt	3,938	1,312
Total long-term debt	$6,355	$8,901

Future minimum payments of outstanding principal and interest at the rate in effect as of June 30, 2024 under the SVB Loan are as follows (in thousands):

As of June 30, 2024
2024 (6 months remaining)	$1,880
2025	5,886
2026	4,510
Total future minimum payments	12,276
Less: interest, Final Payment fee	(1,776)
Total debt	10,500
Less: issuance costs	(207)
Total debt, net of issuance costs	$10,293

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

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the SVB Loan and there had been no events of default.

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of June 30, 2024, the Company accrued $0.5 million related to these milestones. During the six months ended June 30, 2024 and 2023, the Company paid $0 and $0.1 million, respectively, to Columbia pursuant to the terms of the License Agreement.

Operating Leases

Overview of Operating Leases

In November 2019, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3033 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3033 Lease in May 2020. The Company has since amended the 3033 Lease, most recently in September 2023, which extended the term of the lease and provided a tenant improvement allowance of approximately $1.0 million. The term of the 3033 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.2 million as a security deposit during the term of the lease. As of June 30, 2024, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In June 2020, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3010 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3010 Lease in April 2022. The Company has since amended the 3010 Lease, most recently in September 2023, which extended the term of the lease. The term of the 3010 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.4 million as a security deposit during the term of the lease. As of June 30, 2024, $0.4 million was pledged as collateral for the letter of credit and recorded as restricted cash.

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

Accounting for Operating Leases

During the six months ended June 30, 2024, the Company incurred $5.7 million of lease expense, of which $1.6 million was related to variable lease payments, which primarily comprised common area maintenance, and $4.1 million related to straight-line operating lease expense. During the three and six months ended June 30, 2023, the Company incurred $5.9 million of lease expense, of which $1.7 million was related to variable lease payments, which primarily comprised common area maintenance, and $4.2 million related to straight-line operating lease expense.

As of June 30, 2024, future minimum payments under the Company’s non-cancelable operating leases are as follows (in thousands):

2024 (6 months remaining)	$4,105
2025	5,716
2026	8,607
2027	8,580
2028	8,837
Thereafter	79,058
Future non-cancelable minimum lease payments	114,903
Less: present value discount	(49,468)
Total lease liabilities	65,435
Less: current portion	7,065
Lease liabilities, noncurrent	$58,370

The table above does not reflect the impact of the partial lease termination described in Note 14 to these financial statements.

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2024 or December 31, 2023.

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

10. Preferred Stock

Series A Common Stock Equivalent Convertible Preferred Stock

In January 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Deerfield Private Design Fund IV, L.P. (the “Deerfield Holder”), pursuant to which the Deerfield Holder exchanged an aggregate of 2,500,000 shares of the Company’s common stock held by the Deerfield Holder for 2,500 shares of a newly created class of non-voting preferred stock designated as Series A Common Stock Equivalent Convertible Preferred Stock. Additionally, in connection with the issuance of the Series A Common Stock Equivalent Convertible Preferred Stock, the Company filed a Certificate of Designation, Preferences and Rights of Series A Common Stock Equivalent Convertible Preferred Stock, par value $0.0001 per share, of the Company with the Secretary of State of the State of Delaware. Each outstanding share of Series A Common Stock Equivalent Convertible Preferred Stock is entitled to a de minimis liquidation preference of $0.0001 per share. The Series A Common Stock Equivalent Convertible Preferred Stock is convertible into 33.334 shares of common stock for each share of Series A Common Stock Equivalent Convertible Preferred Stock at the option of the holder, which reflects the adjustment for the Reverse Stock Split. Additionally, the ability of a holder to convert non-voting Series A Common Stock Equivalent Convertible Preferred Stock into common stock is prohibited to the extent that, upon such conversion, such holder, its affiliates and other persons whose ownership of common stock would be aggregated with that of such holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, would exceed 4.9% of the total number of shares of common stock then outstanding.

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

11. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021, which was amended in July 2022. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. As of June 30, 2024, 173,077 shares of common stock remained available for future grants under the 2021 Plan, which reflects the adjustment for the Reverse Stock Split.

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

Common stock reserved for future issuance under equity incentive plans consisted of the following as of June 30, 2024:

Stock options and unvested restricted stock units issued and outstanding under all equity incentive plans	583,918
Authorized for future grants under the 2021 Plan	173,077
Authorized for future purchases under the ESPP	34,422
Total as of June 30, 2024	791,417

The table above does not include 339 shares of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

Stock Option Activity

The following table summarizes stock option activity during the six months ended June 30, 2024:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2023	391,725	$125.40
Exercisable at December 31, 2023	201,505	136.50
Granted	15,047	11.16
Canceled or forfeited	(28,675)	133.64
Outstanding at June 30, 2024	378,097	$120.37	7.5	$22
Exercisable at June 30, 2024	243,045	$130.45	7.0	$22

Options outstanding as of June 30, 2024 consist of stock options vested and expected to vest, assuming no forfeitures. Aggregate intrinsic value as of June 30, 2024 in the table above is the total in-the-money value of the options, which is the aggregate of the difference of each option with an exercise price lower than the Company’s last closing stock price per share of $8.45 as of the last trading day of the quarter ended June 30, 2024.

The 2016 Plan allows for the early exercise of awards by plan participants, subject to the Company’s right of repurchase at the lower of the original exercise price or fair market value for unvested awards. At June 30, 2024 and December 31, 2023, the Company had a liability for the cash received from the early exercise of stock options in the amount of approximately $0.1 million. The Company reduces the liability as the underlying stock options vest in accordance with the vesting terms of the awards or when the Company repurchases unvested awards.

As of June 30, 2024 and December 31, 2023, there were 339 and 1,146, respectively, of early exercised stock options that remain subject to the Company’s repurchase right.

Restricted Stock Unit Activity

Restricted stock units (“RSUs”) represent the right to receive common stock, subject to vesting for continued service to the Company. The following table summarizes RSU activity during the six months ended June 30, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value (per Unit)
Outstanding at December 31, 2023	135,915	$30.60
Granted	123,480	15.77
Vested	(20,715)	29.70
Canceled	(32,859)	28.74
Outstanding at June 30, 2024	205,821	$21.97

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2024, 34,422 shares of common stock remained available for future issuance under the ESPP, which reflects the adjustment for the Reverse Stock Split. The price at which common stock is purchased by employees under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first day of the offering period or purchase date, whichever is lower. The number of shares of common stock reserved for issuance under the ESPP is increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2041, by a number equal to the lesser of: (a) 48,666 shares of common stock (subject to proportionate adjustment for any additional stock split, stock dividend, reverse stock split occurring subsequent to the Reverse Stock Split, etc.); (b) 1% of the total number of shares of common stock outstanding as of the last day of the prior fiscal year; or (c) a number of shares of common stock determined by the Company’s Board of Directors.

During the six months ended June 30, 2024 and 2023, 8,208 and 27,513 shares of common stock, respectively, were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Research and development	$1,648	$1,898
Selling, general and administrative	3,434	4,025
Total stock-based compensation expense	$5,082	$5,923

As of June 30, 2024, total unrecognized stock-based compensation expense was $13.7 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.

The following table shows the weighted-average assumptions used to calculate the fair value of the stock option awards granted to employees and nonemployees using the Black-Scholes option pricing model during the periods below:

	Six Months Ended June 30,
Assumption	2024	2023
Expected volatility	60.00%	78.48%
Expected term (years)	5.5	5.3–6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.63%	3.95%

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because their inclusion would have been anti-dilutive:

	June 30,
	2024	2023
Employee stock options and unvested RSUs issued and outstanding	583,918	447,747
Series A Common Stock Equivalent Convertible Preferred Stock	83,335	83,335
Common stock subject to the Company’s repurchase right	339	8,910
Total	667,592	539,992

13. Workforce Reduction

On March 14, 2024, the officers of the Company approved a plan for a workforce reduction of approximately 20% of headcount in order to focus the Company’s resources more heavily on its spatial sequencing roadmap. During the six months ended June 30, 2024, expenses for these activities were $1.6 million, with $0.4 million included in research and development expense and $1.2 million included in selling, general and administrative expense. Total expense comprised $1.2 million for one-time termination benefits to the affected employees, including cash severance and healthcare benefits, and $0.4 million for the acceleration of stock-based compensation to affected employees. As of June 30, 2024, the Company had fully paid all expenses related to the foregoing workforce reduction.

14. Subsequent Events

On August 2, 2024, the Company and ARE SD-Region No. 27, LLC (“ARE”) entered into an amendment to the 3010 Lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the Company and ARE agreed to (a) reduce the leased premises, and (b) correspondingly adjust the Company’s payment obligations under the 3010 Lease in respect of base rent and operating expenses, in each case effective as of February 28, 2025 and subject to the terms and conditions of the Lease Amendment. In connection with entering into the Lease Amendment, the Company paid ARE a one-time lease modification payment of $4.5 million, which will not be credited against any of the Company’s obligations under the 3010 Lease. The Lease Amendment will be accounted for as a partial lease termination under ASC 842.

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

We are actively developing the G4X Spatial Sequencer for in situ multiomic analysis. The G4X is designed to offer high-throughput in situ direct sequencing of RNA (“Direct-Seq”), targeted transcriptomics, proteomics and fluorescent H&E profiling from formalin-fixed, paraffin-embedded (“FFPE”) tissues, and to share the same platform as the existing G4 sequencer. The G4X is expected to be the first dual-purpose instrument offering both traditional NGS and tissue-based spatial sequencing capabilities. The G4X is being designed to offer up to 40 cm2 of flexible imaging area and single-day run times, which is expected to provide significant advantages in throughput over existing technologies. We have applied the learnings from our PX development program and the previously announced PX technology access program to the development, methods and features of the G4X. We recently commenced spatial sequencing technology access services, and we plan to deliver the G4X to initial customers through an early access program by the end of 2024. We expect to release Direct-Seq at a later date.

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2024, we incurred a net loss of $46.3 million and used $41.7 million of cash in our operations. As of June 30, 2024, we had an accumulated deficit of $383.9 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities.

From the date of our incorporation through June 30, 2024, we have financed our operations primarily through the net proceeds from our initial public offering in June 2021 (the “IPO”), private placements of convertible preferred stock and convertible promissory notes, and borrowings under our credit facility. Through these efforts, we have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including $237.2 million net proceeds we raised through our IPO, $130.5 million we raised through the issuance of convertible promissory notes in February 2021, and $10.5 million of advances on our loan agreement with Silicon Valley Bank. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $133.2 million.

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

The Macroeconomic Environment

The global markets have been facing downward pressure, extreme volatility, rising interest rates and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all. The capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and the possibility of a wider global conflict, global sanctions imposed in response thereto or an energy crisis, and other pressures including increased interest rates. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

Results and Components of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Revenue	$737	$505	$232	46%	$1,180	$1,368	$(188)	-14%
Cost of revenue	915	597	318	53%	1,776	1,404	372	26%
Gross margin	(178)	(92)	(86)	93%	(596)	(36)	(560)	1,556%
Operating expenses:
Research and development	10,728	12,624	(1,896)	-15%	22,222	24,854	(2,632)	-11%
Selling, general and administrative	11,898	14,887	(2,989)	-20%	26,834	28,091	(1,257)	-4%
Total operating expenses	22,626	27,511	(4,885)	-18%	49,056	52,945	(3,889)	-7%
Loss from operations	(22,804)	(27,603)	4,799	-17%	(49,652)	(52,981)	3,329	-6%
Other income (expense):
Interest income	1,836	2,295	(459)	-20%	3,944	4299	(355)	-8%
Interest expense	(286)	(270)	(16)	6%	(570)	(529)	(41)	8%
Total other income	1,550	2,025	(475)	-23%	3,374	3,770	(396)	-11%
Net loss	$(21,254)	$(25,578)	$4,324	17%	$(46,278)	$(49,211)	$2,933	6%

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

We have entered into instrument arrangements with certain customers, under which we provide the G4 instrument at no cost to the customer, other than shipping, and the customer pays for consumables at list price, or at list price plus a mark-up, as consumables are ordered, shipped and invoiced. Revenue is recognized as consumables are shipped to the customer and disclosed within consumables revenue below. The G4 instrument provided to the customer is recorded on our balance sheet as property and equipment. Revenue associated with any lease elements of these arrangements was not material during the three and six months ended June 30, 2024 and 2023.

The following table summarizes our revenue, cost of revenue and gross margin for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Revenue	$737	$505	$232	46%	$1,180	$1,368	$(188)	-14%
Cost of revenue	915	597	318	53%	1,776	1,404	372	26%
Gross margin	(178)	(92)	(86)	93%	(596)	(36)	(560)	1,556%

Cost of revenue consists of the following: direct costs of the materials and labor to build products; overhead such as facilities and indirect labor that support manufacturing; shipping and handling costs; labor and direct costs to install the G4 at customer sites; estimated costs to satisfy customary assurance-type warranty provisions; and depreciation and service costs for instruments provided to customers under instrument arrangements described above.

Three Months Ended June 30, 2024 and 2023

During the three months ended June 30, 2024, we recognized $0.7 million of revenue consisting of $0.3 million for instruments and $0.4 million of revenue for consumables and services.

During the three months ended June 30, 2023, we recognized $0.5 million of revenue consisting of approximately $0.5 million for instrument sales and less than $0.1 million for sales of consumables. The increase in revenue period over period was due to higher consumables sales, offset by fewer instrument capital purchases and installations.

Our cost of revenue was $0.9 million for the three months ended June 30, 2024, which was primarily related to the materials, labor and overhead to build and deliver the G4 instruments and consumables that were recognized as revenue during the period. Cost of sales also includes warranty costs, service costs and depreciation on instruments at customer sites.

Our gross margin for the three months ended June 30, 2024 was lower compared to the same period in 2023 due to additional discounts on G4 instrument sales, partially offset by higher margins on increased consumables sales. Further, gross margins associated with non–capital purchase arrangements were lower as the related consumable revenue did not exceed associated instrument support and depreciation costs, which were higher due to an increase of non–capital purchase arrangements outstanding during the current period compared to the same period in 2023. We expect our gross margins to continue to be variable as we support our existing G4 customers, focus our activities primarily on completing the development of and commercializing our G4X instrument and consumables, and deliver spatial biology services.

Six Months Ended June 30, 2024 and 2023

During the six months ended June 30, 2024, we recognized $1.2 million of revenue consisting of $0.5 million for instrument sales and $0.7 million for sales of consumables and services.

During the six months ended June 30, 2023, we recognized $1.4 million of revenue consisting of $1.3 million for sales of instruments and $0.1 million for sales of consumables. We did not recognize service revenue for the six months ended June 30, 2023. The decrease in revenue period over period was due to fewer instrument capital purchases and installations during the six months ended June 30, 2024, offset by higher consumables sales.

Our cost of revenue was $1.8 million for the six months ended June 30, 2024, which was primarily related to the materials, labor and overhead to build and deliver the G4 instruments and consumables that were recognized as revenue during the period. Cost of sales also includes warranty costs, service costs and depreciation on instruments at customer sites.

Our gross margin for the six months ended June 30, 2024 was lower compared to the same period in 2023 due to additional discounts on G4 instrument sales, partially offset by higher margins on increased consumables sales. Further, gross margins associated with non–capital purchase arrangements were lower as the related consumable revenue did not exceed associated instrument support and depreciation costs, which were higher due to an increase of non–capital purchase arrangements outstanding during the current period compared to the same period in 2023. We expect our gross margins to continue to be variable as we support our existing G4 customers, focus our activities primarily on completing the development of and commercializing our G4X instrument and consumables, and deliver spatial biology services.

Research and Development Expense

Research and development expense consists primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel engaged in research and development activities; allocated facilities, information technology and depreciation costs; laboratory supplies and development compound materials; and consultant fees. Research and development costs are charged to expense as incurred.

We plan to continue to invest in our research and development efforts related to our product development pipeline, including our G4X instrument and consumables and related spatial biology service offerings, and our proprietary technology. We expect our research and development expenses to be roughly flat to slightly down in the near term and to increase in the longer term.

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Research and development	$10,728	$12,624	$(1,896)	-15%	$22,222	$24,854	$(2,632)	-11%

Three Months Ended June 30, 2024 and 2023

Research and development expense decreased by $1.9 million, or 15%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease in the current period was due to a decrease of $1.6 million in employee compensation costs, excluding stock-based compensation, due to reduced headcount period over period, offset by severance costs of $0.1 million. Stock-based compensation expense decreased by $0.3 million period over period due to lower headcount. Facilities and information technology costs increased $0.1 million in the current period, which were offset by a decrease in costs for general lab supplies and other research and development costs of $0.2 million.

Six Months Ended June 30, 2024 and 2023

Research and development expense decreased by $2.6 million, or 11%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease in the current period was due to a decrease of $2.4 million in employee compensation costs, excluding stock-based compensation, due to reduced headcount period over period, partially offset by severance costs of $0.3 million. Stock-based compensation expense decreased by $0.3 million period over period due to reduced headcount. Facilities and information technology costs increased $0.1 million period over period, and costs for general lab supplies and other research and development costs decreased by $0.3 million period over period.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of the following: salaries, payroll taxes, employee benefits and stock-based compensation for personnel in our executive management, sales, finance, legal, administration and human resources functions; allocated facilities, information technology and depreciation costs; professional service fees, including for legal, accounting, patent, auditing and other services; long-lived asset impairment expense; severance costs; and other costs to support our operations including insurance and marketing. We expect our selling, general and administrative expenses to be slightly down in the near term and to increase in the longer term.

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Selling, general and administrative	$11,898	$14,887	$(2,989)	-20%	$26,834	$28,091	$(1,257)	-4%

Three Months Ended June 30, 2024 and 2023

Selling, general and administrative expenses decreased by $3.0 million, or 20%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease was due to a $1.9 million impairment charge we recognized during the three months ended June 30, 2023, which did not recur during the three months ended June 30, 2024. Employee compensation costs, excluding stock-based compensation, decreased by $0.1 million period over period, offset by an increase in severance expense of $0.2 million. Stock-based compensation expense decreased by $0.4 million period over period. Other general and administrative costs decreased by $0.8 million, which was primarily driven by reduced director and officer insurance expense of $0.3 million and reduced recruiting fees of $0.3 million.

Six Months Ended June 30, 2024 and 2023

Selling, general and administrative expenses decreased by $1.3 million, or 4%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was due to a $1.9 million impairment charge recognized during the six months ended June 30, 2023, which did not recur during the six months ended June 30, 2024. Employee compensation costs, excluding stock-based compensation, increased by $0.4 million period over period. Severance costs increased by $1.0 million period over period due to the workforce reduction that occurred in March 2024. Stock based-compensation expense decreased by $0.8 million, offset by one-time stock-based compensation acceleration of $0.3 million related to employee severance due to the workforce reduction that occurred in March 2024. Other general and administrative costs decreased by $0.3 million, which was primarily driven by reduced director and officer insurance expense of $0.7 million and reduced recruiting fees of $0.3 million, partially offset by increased legal, marketing and outside service costs of $0.5 million.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense.

Interest Income—Interest income consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in government notes, money market funds and corporate notes.

Interest Expense—Interest expense consists of interest related to our SVB Loan, including amortization of debt issuance costs.

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Interest income	1,836	2,295	(459)	-20%	$3,944	$4,299	$(355)	-8%
Interest expense	(286)	(270)	(16)	6%	(570)	(529)	(41)	8%
Total other income	1,550	2,025	(475)	-23%	3,374	3,770	(396)	-11%

Three Months Ended June 30, 2024 and 2023

Other income decreased by $0.5 million for the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to reduced cash invested in short-term investments.

Six Months Ended June 30, 2024 and 2023

Other income decreased by $0.4 million for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to reduced cash invested in short-term investments.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant operating losses and negative cash flows from operations and have only recently recognized revenue from product sales. From our incorporation through June 30, 2024, we have financed our operations primarily through the net proceeds from our IPO, private placements of convertible preferred stock and convertible promissory notes and advances on our loan agreement with Silicon Valley Bank. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. During the six months ended June 30, 2024, we incurred a net loss of $46.3 million and used $41.7 million of cash in operations. As of June 30, 2024, we had an accumulated deficit of $383.9 million and had cash, cash equivalents and short-term investments of $133.2 million.

Our capital obligations include minimum lease payments of $4.1 million for the remainder of 2024, $5.7 million in 2025 and $105.1 million thereafter. These amounts do not reflect the expected reduction in minimum lease payments due to the partial lease termination described in Note 14 to the unaudited financial statements contained elsewhere in this report. Our capital obligations also include minimum payments under our SVB Loan of $1.9 million for the remainder of 2024, $5.9 million in 2025 and $4.5 million in 2026. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of certain covered products and low single digit royalty rates on net sales of certain other products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The SVB Loan is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

Our future capital requirements will depend on many factors including continuing to invest in our research and development projects, executing on our commercialization plans and other factors described in the section titled “Risk Factors” elsewhere in this report. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term investments will enable us to fund our planned operations for at least 12 months from the issuance date of this report. We have based our estimate of capital requirements on assumptions that may prove to be incorrect, and, as we continue to face challenges and uncertainties, our available capital resources may be consumed more rapidly than currently expected due to a variety of factors, including those factors described in the section titled “Risk Factors” elsewhere in this report.

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

On July 19, 2022, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC (that was declared effective by the Securities and Exchange Commission (the “SEC”) on July 27, 2022), which permits us to offer up to $250 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time, subject to certain limitations including as described below. Our Shelf Registration Statement is intended to provide us with additional flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also filed a sales agreement prospectus covering “at the market” offerings, pursuant to which we may offer and sell up to $100 million of our common stock under a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC. However, so long as our public float remains below $75 million, we are subject to limitations with respect to the use of our Shelf Registration Statement pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitations”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. We would be no longer subject to Baby Shelf Limitations if our public float exceeds $75 million. Through the date of this filing, we have not sold any shares of our common stock in “at the market” transactions pursuant to the Sales Agreement.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,741)	$(37,932)
Investing activities	55,543	37,859
Financing activities	80	624
Net increase in cash and cash equivalents and restricted cash	$13,882	$551

Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $41.7 million attributable to a net loss of $46.3 million and changes in working capital of $3.1 million, offset by non-cash charges of $7.7 million. Non-cash charges primarily consisted of $5.1 million of stock-based compensation expense, $1.4 million related to the amortization of our right-of-use lease assets, and $2.1 million of depreciation.

During the six months ended June 30, 2023, cash used in operating activities was $37.9 million attributable to a net loss of $49.2 million and changes in working capital of $1.4 million, offset by non-cash charges of $12.7 million. Non-cash charges primarily consisted of $5.9 million of stock-based compensation expense, $2.0 million related to the amortization of our right-of-use lease assets, $1.9 million of long-lived asset impairment charges, $1.7 million of depreciation, and $1.1 million related to the amortization of premiums on our short-term investments.

Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities was $55.5 million, which related to proceeds from maturities and sales of available-for-sale securities of $93.4 million, offset primarily by purchases of available-for-sale securities of $37.9 million.

During the six months ended June 30, 2023, cash provided by investing activities was $37.9 million, which related to proceeds from maturities and sales of available-for-sale securities of $133.6 million, offset by purchases of available-for-sale securities of $95.2 million and $0.5 million in payments for purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, cash provided by investing activities was less than $0.1 million, which was related to proceeds from the issuance of common stock under our employee stock purchase plan.

During the six months ended June 30, 2023, cash provided by financing activities was $0.6 million, which was primarily related to proceeds from the issuance of common stock under our employee stock purchase plan.

Indebtedness

In November 2019, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend us up to $15.0 million in a series of term loans (the “2019 SVB Loan”). We borrowed an aggregate of $10.0 million under the 2019 SVB Loan. The 2019 SVB Loan was to mature on September 1, 2023 and bore interest at an annual rate equal to the greater of (a) 0.65% above the prime rate or (b) 5.90%. Payment on the 2019 SVB Loan was for interest only through September 30, 2021. In addition, a final payment equal to the original principal amount of each advance multiplied by 5.50% was to be due on the maturity date.

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into the Loan Agreement (the “2021 SVB Loan,” together with the 2019 SVB Loan, the “SVB Loans”) with SVB. The 2021 SVB Loan provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, our right to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (a) 0.75% plus the prime rate as reported in The Wall Street Journal and (b) 4.00%. As of June 30, 2024, the SVB Loan bears interest at an annual rate of 9.25%. The 2021 SVB Loan has an initial interest-only period of 36 months. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended June 30, 2024 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have incurred significant losses since we were formed in 2016 and have only recently generated revenue. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, develop and commercialize the G4X and spatial biology services, continue to enhance and develop our current and future products and implement our business plans and strategies. Our net loss for the six months ended June 30, 2024 was $46.3 million and for the six months ended June 30, 2023 was $49.2 million. As of June 30, 2024, we had an accumulated deficit of $383.9 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and service offerings and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue to commercialize the G4, continue the development of the G4X and our product pipeline and spatial biology service offerings, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have only recently generated revenue, and we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross margin will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of June 30, 2024, we had an accumulated deficit of $383.9 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, begin commercially offering spatial biology services, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products and services. These efforts may prove to be more costly, or take longer, than we currently anticipate. We have only recently recognized revenue, and we may never generate revenue sufficient to offset our expenses. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

Recent downward macroeconomic pressures, unfavorable market conditions and changing circumstances, some of which may be beyond our control, could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”), which was ultimately acquired by First Citizens Bank. While we only had a minimal amount of our cash directly at SVB, and the FDIC has stated that all depositors of SVB will be made whole, and First Citizens Bank has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. In addition, in such circumstances, we might not be able to timely pay key vendors, our employees and others. Further, prior to these events we did not have a business relationship with First Citizens Bank or with SVB, a division of First Citizens Bank. Therefore, we may have conflicts with SVB regarding the interpretation of contractual obligations under the SVB Loan. The draw period for the additional tranches of up to $25.0 million under the SVB Loan have expired without being drawn.

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

•
the level of customer demand for the G4, the G4X and our spatial biology service offerings;
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

We have limited experience commercializing our products, and our ability to achieve profitability depends on being able to successfully develop and commercialize the G4X, our spatial biology service offerings, and any future products and services. Although members of our management team have considerable industry experience, we are in the process of building our sales, marketing, distribution and customer and laboratory service and support capabilities with the appropriate technical expertise. To perform sales, marketing, distribution, and customer and laboratory service and support successfully, we will face a number of risks, including:

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

We may seek required funding through issuances of equity or convertible debt securities, entering into additional loan facilities or renegotiating the terms of our SVB Loan. Each of the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, substantial dilution to our stockholders would result. If we raise funds by issuing additional debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Our SVB Loan restricts our ability to pursue certain transactions that we may believe to be in our best interest, including incurring additional indebtedness without the prior written consent of the lender under the SVB Loan. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us.

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

As of June 30, 2024, we owed $10.5 million of principal under our SVB Loan (as defined in Note 8 to our financial statements elsewhere in this report). In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions and reduce our flexibility to run and manage our business, which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, SVB could proceed against such assets. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

To achieve our operating and strategic goals, we will need to, among other things, reduce the per unit manufacturing cost of our instruments. Manufacturing our instruments involves complex processes, and depends on the skills and experience of our manufacturing personnel. For example, we had previously experienced delays in the scale-up of our manufacturing process when producing our first commercial units of the G4, and we have since improved this process. We may in the future experience delays or low manufacturing yields for our products. In addition, we will need to continually focus on reducing the per unit manufacturing cost of our products, which cannot be fully achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving our manufacturing efficiency or increasing our volumes to leverage manufacturing overhead costs. For example, gross margin for the year ended December 31, 2023 was negative as a result of both additional incentives we provided to certain customers for their early adoption of the G4 sequencing platform, as well as higher direct costs for warranty and “white-glove” services to our initial customers, and we will need to improve our gross margins in the future, which we may be unable to achieve. We may, for example, continue to offer additional incentives for certain customers who early-adopt the G4 or the G4X. If we are unable to improve our direct costs, service costs, manufacturing efficiency and instrument reliability and reduce our manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales of our products and services. Our costs may also significantly increase as a result of inflation, and we may not be able to offset those higher costs by increasing our prices to our customers. The occurrence of one or more factors that negatively impact the manufacturing or sales of our products and services or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

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

We rely on patent, trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary products, services and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2024, we have over 60 issued utility patents covering various aspects of our proprietary NGS and spatial multiomics technologies. If we fail to obtain additional patent protection for our products and technology and maintain and protect our intellectual property rights, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. Further, if we are unable to obtain and maintain sufficient intellectual property protection for our products, services and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our ability to successfully commercialize our products and services may be impaired.

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

If we are unable to maintain compliance with Nasdaq requirements for continued listing, our common stock could be delisted from trading.

If we are unable to maintain compliance with Nasdaq requirements for continued listing, our common stock could be delisted from trading. If our common stock was delisted from the Nasdaq Stock Market for failure to maintain compliance with its listing requirements, then there can be no assurance whether or when it would be listed again for trading on the Nasdaq or any other exchange. In addition, if our common stock were to be delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Further, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40443	3.1	June 1, 2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-40443	3.1	June 27, 2024
3.3	Amended and Restated Bylaws of Registrant.	8-K	001-40443	3.2	June 1, 2021
3.4	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Registrant.	8-K	001-40443	3.1	January 26, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Singular Genomics Systems, Inc.

Date: August 13, 2024	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)