Form 10-Q
period 2024-09-30
Singular Genomics Systems, Inc.
filed 2024-11-12
CIK 1850906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 2,511,783 shares of common stock, $0.0001 par value, outstanding as of October 31, 2024.

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

•
the outcome of our strategic alternative process;
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

2

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section elsewhere in this report. These risks include the following:

•
We may not identify or enter into a strategic transaction, which could have an adverse effect on our stock price and our business.
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

3

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Singular Genomics Systems, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,620	$16,233
Short-term investments	61,213	157,708
Accounts receivable	183	565
Inventory, net	12,410	13,572
Prepaid expenses and other current assets	3,384	4,150
Total current assets	129,810	192,228
Right-of-use lease assets	42,617	57,797
Property and equipment, net	12,457	13,692
Restricted cash	600	600
Other noncurrent assets	1,067	1,150
Total assets	$186,551	$265,467

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,882	$2,587
Accrued expenses	4,887	6,079
Lease liabilities, current	5,469	7,764
Other current liabilities	5,371	1,857
Total current liabilities	17,609	18,287
Lease liabilities, noncurrent	39,857	58,623
Long-term debt, net of issuance costs	5,166	8,901
Other noncurrent liabilities	666	650
Total liabilities	63,298	86,461
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A common stock equivalent convertible preferred stock, $0.0001 par value; 7,000 shares authorized, 2,500 shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 2,507,171 and 2,460,772 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	7
Additional paid-in capital	523,838	516,439
Accumulated other comprehensive gain	83	155
Accumulated deficit	(400,668)	(337,595)
Total stockholders’ equity	123,253	179,006
Total liabilities and stockholders’ equity	$186,551	$265,467

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$406	$462	$1,586	$1,830
Cost of revenue	707	527	2,483	1,931
Gross margin	(301)	(65)	(897)	(101)
Operating expenses:
Research and development	9,568	11,220	31,790	36,074
Selling, general and administrative	8,202	13,254	35,036	41,345
Total operating expenses	17,770	24,474	66,826	77,419
Loss from operations	(18,071)	(24,539)	(67,723)	(77,520)
Other income (expense):
Interest income	1,562	2,464	5,506	6,763
Interest expense	(286)	(285)	(856)	(814)
Total other income	1,276	2,179	4,650	5,949
Net loss	$(16,795)	$(22,360)	$(63,073)	$(71,571)
Net loss per share:
Basic and diluted net loss per share	$(6.72)	$(9.25)	$(25.41)	$(29.73)
Weighted-average shares used to compute basic and diluted net loss per share	2,501,093	2,417,001	2,481,956	2,407,276

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(16,795)	$(22,360)	$(63,073)	$(71,571)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	157	114	(72)	623
Comprehensive loss	$(16,638)	$(22,246)	$(63,145)	$(70,948)

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	2,500	-	2,460,772	7	516,439	155	(337,595)	179,006
Vesting of common stock issued for early exercise of stock options	-	-	542	-	26	-	-	26
Issuance of common stock in connection with vesting of restricted stock units	-	-	7,598	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,896	-	-	2,896
Unrealized loss on available-for-sale securities	-	-	-	-	-	(206)	-	(206)
Net loss	-	-	-	-	-	-	(25,024)	(25,024)
Balance at March 31, 2024	2,500	-	2,468,912	7	519,361	(51)	(362,619)	156,698
Vesting of common stock issued for early exercise of stock options	-	-	261	-	20	-	-	20
Issuance of common stock in connection with vesting of restricted stock units	-	-	14,200	-	-	-	-	-
Issuance of common stock in connection with employee stock purchase plan	-	-	8,208	-	80	-	-	80
Reverse stock split adjustments	-	-	38	(7)	7	-	-	-
Stock-based compensation	-	-	-	-	2,186	-	-	2,186
Unrealized loss on available-for-sale securities	-	-	-	-	-	(23)	-	(23)
Net loss	-	-	-	-	-	-	(21,254)	(21,254)
Balance at June 30, 2024	2,500	-	2,491,619	-	521,654	(74)	(383,873)	137,707
Vesting of common stock issued for early exercise of stock options	-	-	150	-	19	-	-	19
Issuance of common stock in connection with vesting of restricted stock units	-	-	15,402	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,165	-	-	2,165
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	157	-	157
Net loss	-	-	-	-	-	-	(16,795)	(16,795)
Balance at September 30, 2024	2,500	-	2,507,171	-	523,838	83	(400,668)	123,253

Singular Genomics Systems, Inc.

Statements of Preferred Stock and Stockholders’ Equity (continued)

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	2,500	$-	2,395,157	$7	$503,926	$(837)	$(242,775)	$260,321
Vesting of common stock issued for early exercise of stock options	-	-	4,060	-	97	-	-	97
Issuance of common stock in connection with exercise of stock options	-	-	649	-	13	-	-	13
Stock-based compensation	-	-	-	-	3,081	-	-	3,081
Unrealized gain on available-for-sale securities	-	-	-	-	-	446	-	446
Net loss	-	-	-	-	-	-	(23,633)	(23,633)
Balance at March 31, 2023	2,500	$-	2,399,866	$7	$507,117	$(391)	$(266,408)	$240,325
Vesting of common stock issued for early exercise of stock options	-	-	3,963	-	112	-	-	112
Issuance of common stock in connection with exercise of stock options	-	-	110	-	-	-	-	-
Issuance of common stock in connection with vesting of restricted stock units	-	-	4,697	-	-	-	-	-
Issuance of common stock in connection with employee stock purchase plan	-	-	27,514	-	624	-	-	624
Stock-based compensation	-	-	-	-	2,842	-	-	2,842
Unrealized gain on available-for-sale securities	-	-	-	-	-	63	-	63
Net loss	-	-	-	-	-	-	(25,578)	(25,578)
Balance at June 30, 2023	2,500	$-	2,436,150	$7	$510,695	$(328)	$(291,986)	$218,388
Vesting of common stock issued for early exercise of stock options	-	-	3,908	-	91	-	-	91
Issuance of common stock in connection with exercise of stock options	-	-	-	-	-	-	-	-
Issuance of common stock in connection with vesting of restricted stock units	-	-	4,726	-	-	-	-	-
Issuance of common stock in connection with employee stock purchase plan	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,794	-	-	2,794
Unrealized gain on available-for-sale securities	-	-	-	-	-	114	-	114
Net loss	-	-	-	-	-	-	(22,360)	(22,360)
Balance at September 30, 2023	2,500	$-	2,444,784	$7	$513,580	$(214)	$(314,346)	$199,027

See accompanying notes to these unaudited financial statements.

Singular Genomics Systems, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(63,073)	$(71,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	$7,247	$8,717
Depreciation	3,152	2,533
Amortization of right-of-use lease assets	2,041	3,036
Gain on lease modification	(1,590)	-
Accretion of discount on short-term investments	(1,255)	(46)
Long-lived asset impairment	182	1,900
Accretion of debt issuance costs	119	110
Lease incentives received	-	1,840
Changes in operating assets and liabilities:
Accounts receivable	382	514
Inventory, net	(1,622)	(940)
Prepaid expenses and other current assets	575	312
Other noncurrent assets	83	1,040
Accounts payable	(147)	(1,314)
Accrued expenses	(1,032)	370
Other current liabilities	(340)	139
Lease liabilities	(6,332)	(1,422)
Other noncurrent liabilities	81	37
Net cash used in operating activities	(61,529)	(54,745)
Investing activities
Purchases of short-term investments	(37,853)	(129,099)
Maturities of short-term investments	135,553	122,846
Sales of short-term investments	169	19,987
Purchases of property and equipment	(33)	(578)
Net cash provided by investing activities	97,836	13,156
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	80	624
Proceeds from issuance of common stock under equity incentive plans	-	13
Repurchases of common stock under equity incentive plans	-	(13)
Net cash provided by financing activities	80	624
Net increase in cash and cash equivalents and restricted cash	36,387	(40,965)
Cash and cash equivalents and restricted cash, beginning of year	16,833	75,977
Cash and cash equivalents and restricted cash, end of year	$53,220	$35,012

Supplemental disclosure for cash activities
Interest paid	$821	$777
Supplemental disclosure for non-cash activities
Increase (decrease) in lease liability on lease modifications	$(14,729)	$19,475
Inventory transferred to property and equipment	$1,643	$6,498
Purchases of property and equipment included in accounts payable	$447	$-
Purchases of inventory included in accounts payable	$135	$647
Vesting of common stock issued for early exercise of stock options	$65	$300

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

Liquidity and Capital Resources

The Company has incurred net losses since inception and, as of September 30, 2024 and December 31, 2023, had an accumulated deficit of $400.7 million and $337.6 million, respectively. The Company has a limited operating history, and the revenue and income potential of the Company’s business are unproven. From incorporation in June 2016 through September 30, 2024, substantially all of the Company’s operations have been funded by the sales of equity securities and issuances of debt. As of September 30, 2024, the Company had cash, cash equivalents and short-term investments of $113.8 million. The Company believes that its cash, cash equivalents and short-term investments as of September 30, 2024 are sufficient to fund its operations for at least 12 months from the issuance date of the accompanying unaudited financial statements.

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

Summary of Significant Accounting Policies

During the nine months ended September 30, 2024, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$52,620	$16,233
Restricted cash	600	600
Total	$53,220	$16,833

Short-term Investments

Short-term investments consisted of U.S. treasury securities at September 30, 2024 and U.S. treasury securities, corporate debt securities and asset-backed securities at December 31, 2023. The Company’s investments in securities are classified as current as they are available for use in current operations. The following tables summarize the short-term investments held by the Company at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. treasury securities	$61,130	$83	$61,213
Total	$61,130	$83	$61,213

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
U.S. treasury securities	$149,129	$158	$149,287
Corporate debt securities	8,255	(3)	8,252
Asset-backed securities	169	-	169
Total	$157,553	$155	$157,708

The following table summarizes the estimated fair value of contractual maturities of available-for-sale debt securities held by the Company at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Due within one year	$61,213	$157,540
Due after one but within five years	-	168
Total	$61,213	$157,708

As of September 30, 2024, the Company considered the nature and number of available-for-sale debt securities in an unrealized loss position. The Company reviews its portfolio of available-for-sale debt securities at least quarterly to determine if any investment is impaired, whether due to changes in credit risk or other potential valuation concerns. There were no unrealized losses on available-for-sale debt securities at September 30, 2024.

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

The Company has entered into instrument arrangements with certain customers, under which the Company provides the G4 instrument at no cost to the customer, other than shipping, and the customer pays for consumables at list price, or at list price plus a mark-up, as consumables are ordered, shipped and invoiced. Revenue is recognized as consumables are shipped to the customer and disclosed within consumables revenue below. The G4 instrument provided to the customer is recorded on the balance sheet as property and equipment and disclosed as instruments at customer sites under Note 6 to these financial statements. Depreciation expense for these instruments is included in cost of revenue. Revenue associated with any lease elements of these arrangements was not material during the three and nine months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024, the Company recognized $0.5 million of revenue for G4 instruments and $1.1 million of revenue for G4 consumables and services. Contract liabilities, which consists of deferred revenue, as of September 30, 2024 and December 31, 2023 were $0.2 million and $0.3 million, respectively. As of September 30, 2024, $0.1 million of this balance was classified as current, and the remainder of this balance was classified as noncurrent. Deferred revenue represents the value of performance obligations that have been invoiced but for which revenue has not yet been earned.

For the nine months ended September 30, 2024, all of the Company’s revenue was generated within the United States, and the Company generated approximately 51% of revenue from its top three customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, restricted cash, cash equivalents and short-term investments. The Company invests its cash equivalents in highly rated money market funds. The Company’s short-term investments consisted of U.S. treasury securities as of September 30, 2024. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits with financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). During the periods presented, the Company has not experienced any losses on its cash, restricted cash, cash equivalents or short-term investments.

Long-lived Asset Impairment

Long-lived assets consist primarily of right-of-use lease assets and property and equipment. During the year ended December 31, 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. Although the Company is confident in the utility of its long-lived assets, and there have been no changes in their intended use, the implied cash flows based on the market capitalization of the Company indicated its long-lived assets may not be recoverable. This indicator of impairment continued to exist as of September 30, 2024. In determining the fair value of its long-lived assets, the Company uses a combination of discounted cash flows and observable market data. The Company recorded $0.2 million and $1.9 million of impairment losses during the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

The following tables summarize the Company’s assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$38,426	$-	$-	$38,426
Money market funds	14,194	-	-	14,194
Total cash and cash equivalents	52,620	-	-	52,620
Short-term investments:
U.S. Treasury securities	61,213	-	-	61,213
Total short-term investments	61,213	-	-	61,213
Total cash and cash equivalents and short-term investments	$113,833	$-	$-	$113,833

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$16,184	$-	$-	$16,184
Money market funds	49	-	-	49
Total cash and cash equivalents	16,233	-	-	16,233
Short-term investments:
U.S. Treasury securities	149,286	-	-	149,286
Corporate debt securities	-	8,253	-	8,253
Asset-backed securities	-	169	-	169
Total short-term investments	149,286	8,422	-	157,708
Total cash and cash equivalents and short-term investments	$165,519	$8,422	$-	$173,941

4. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$10,007	$11,627
Work in process	2,403	1,276
Finished goods	-	669
Total inventory	$12,410	$13,572

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses	$2,288	$1,672
Interest receivable	828	1,019
Current deposits and other current assets	268	1,459
Total prepaid expenses and other current assets	$3,384	$4,150

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

		September 30,	December 31,
	Useful Life	2024	2023
Equipment	5 years	$13,116	$12,837
Computers and software	3 years	3,605	3,445
Leasehold improvements	14 years or less	2,244	2,244
Furniture and fixtures	5 years or less	660	660
Instruments at customer sites	5 years	3,943	2,527
Total property and equipment, gross		23,568	21,713
Less: accumulated depreciation		(11,111)	(8,021)
Total property and equipment, net		$12,457	$13,692

Transfers of assets from inventory to property and equipment are transferred at standard cost and recognized at carrying value.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation and other employee benefits	$3,421	$5,229
Accrued professional services	543	178
Accrued research and development expenses	483	264
Other accrued expenses	440	408
Total accrued expenses	$4,887	$6,079

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

On September 30, 2021, the Company refinanced its 2019 SVB Loan. In connection with the refinancing, the Company entered into an amended and restated loan and security agreement (the “2021 SVB Loan,” together with the 2022 SVB Loan Amendment (defined below), the “SVB Loan”) with SVB. The 2021 SVB Loan provided for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consisted of: (i) a term loan advance to the Company in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to the Company through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, a right of the Company to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the then-existing indebtedness under the 2019 SVB Loan. The SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (i) 0.75% plus the prime rate as reported in The Wall Street Journal and (ii) 4.00%. As of September 30, 2024, the SVB Loan bears interest at an annual rate of 8.75%. The SVB Loan has an initial interest-only period of 36 months, or until September 2024, from which point the Company is required to make interest and principal payments through the maturity date. The Company began making principal payments under this loan in October 2024. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date. The Final Payment Fee is recorded in other noncurrent liabilities on the balance sheet.

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

As of September 30, 2024 and December 31, 2023, the unamortized debt issuance costs related to the SVB Loan were $0.2 million and $0.4 million, respectively. The debt issuance costs are amortized to interest expense over the term of the loan using the effective interest method.

As of September 30, 2024, the current portion of the SVB Loan was $5.2 million, which consists of principal payments due in the next 12 months, net of issuance costs, and is included in other current liabilities on the balance sheet. The remaining noncurrent amount is recorded in long-term debt, net of issuance costs.

The SVB Loan and unamortized discount balances as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Total debt	$10,500	$10,500
Less: issuance costs	(168)	(287)
Total debt, net of issuance costs	$10,332	$10,213
Less: current portion of debt, net of issuance costs	5,166	1,312
Total long-term debt, net of issuance costs	$5,166	$8,901

Future minimum payments of outstanding principal and interest at the rate in effect as of September 30, 2024 under the SVB Loan are as follows (in thousands):

As of September 30, 2024
2024 (3 months remaining)	$1,489
2025	5,851
2026	4,503
Total future minimum payments	11,843
Less: interest, Final Payment Fee	(1,343)
Total debt	10,500
Less: issuance costs	(168)
Total debt, net of issuance costs	$10,332

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

As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the SVB Loan and there had been no events of default.

9. Commitments and Contingencies

Columbia License Agreement

In 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with The Trustees of Columbia University (“Columbia”). Under the License Agreement, the Company acquired the exclusive right to use certain patents, materials and information. The License Agreement includes a number of diligence obligations that requires the Company to use commercially reasonable efforts to research, discover, develop and market Patent Products and/or Other Products (as defined in the License Agreement) by certain dates. Under the License Agreement, the Company pays an annual license fee that increases each year, until it reaches a low six-digit fee for the fifth year, and for each subsequent year, for so long as the License Agreement remains in force. The license fee was immaterial for all periods presented. For any products within the scope of the License Agreement that the Company commercializes, the Company is required to pay royalties ranging from low to mid-single digits on net sales of Patent Products and low single-digit royalty rates on net sales of Other Products. The Company can credit the yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if the Company receives any income in connection with any sublicenses, the Company must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on the Company’s achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. As of September 30, 2024, the Company accrued $0.5 million related to these milestones. During the nine months ended September 30, 2024 and 2023, the Company paid $0 and $0.1 million, respectively, to Columbia pursuant to the terms of the License Agreement.

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

In June 2020, the Company entered into a lease agreement for office and laboratory space in San Diego, California (the “3010 Lease”). The Company gained access to the leased space and began recognizing rent expense under the 3010 Lease in April 2022. The term of the 3010 Lease will end in October 2036. The Company provided a standby letter of credit in the amount of $0.4 million as a security deposit during the term of the lease. As of September 30, 2024, $0.4 million was pledged as collateral for the letter of credit and recorded as restricted cash.

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

On August 2, 2024, the Company and ARE entered into an amendment to the 3010 Lease (the “3010 Lease Amendment”). Pursuant to the 3010 Lease Amendment, the Company and ARE agreed to (a) reduce the leased premises, and (b) correspondingly adjust the Company’s payment obligations under the 3010 Lease in respect of base rent and operating expenses, in each case effective as of February 28, 2025 and subject to the terms and conditions of the 3010 Lease Amendment. In connection with entering into the 3010 Lease Amendment, the Company paid ARE a one-time lease modification payment of $4.5 million, which will not be credited against any of the Company’s obligations under the 3010 Lease. The Company accounted for the 3010 Lease Amendment as a contract modification for a partial lease termination under ASC 842 Leases. As a contract modification for a partial lease termination, the Company remeasured its lease liability based on its remaining obligations under the 3010 Lease Amendment using a discount rate as of the lease modification date, and decreased the carrying amount of the right-of-use lease asset on a basis proportionate to the reduction in the lease liability. The difference between the reduction of the lease liability and the reduction of the right-of-use lease asset was recorded as a gain of $1.6 million, which is included in selling, general and administrative expenses in the statement of operations during the three months ended September 30, 2024.

Accounting for Operating Leases

During the nine months ended September 30, 2024, the Company incurred $8.0 million of lease expense, of which $2.4 million was related to variable lease payments, which primarily comprised common area maintenance, and $5.7 million related to straight-line operating lease expense. During the three and nine months ended September 30, 2023, the Company incurred $8.8 million of lease expense, of which $2.6 million was related to variable lease payments, which primarily comprised common area maintenance, and $6.2 million related to straight-line operating lease expense.

As of September 30, 2024, future minimum payments under the Company’s non-cancelable operating leases are as follows (in thousands):

2024 (3 months remaining)	$1,369
2025	4,805
2026	5,687
2027	5,572
2028	5,739
Thereafter	51,344
Future non-cancelable minimum lease payments	74,516
Less: present value discount	(29,190)
Total lease liabilities	45,326
Less: current portion	5,469
Lease liabilities, noncurrent	$39,857

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officers or directors are or were serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. The Company considers the fair value of the indemnification rights and agreements as minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2024 or December 31, 2023.

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

11. Stock Incentive Plans

2021 and 2016 Equity Incentive Plans

The Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in May 2021, which was amended in July 2022. The 2021 Plan replaced the Company’s 2016 Equity Incentive Plan adopted in September 2016 (the “2016 Plan”); however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The 2021 Plan provides for the following types of awards: incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted stock units. As of September 30, 2024, 194,132 shares of common stock remained available for future grants under the 2021 Plan.

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

Common stock reserved for future issuance under equity incentive plans consisted of the following as of September 30, 2024:

Stock options and unvested restricted stock units issued and outstanding under all equity incentive plans	546,782
Authorized for future grants under the 2021 Plan	194,132
Authorized for future purchases under the ESPP	34,422
Total as of September 30, 2024	775,336

The table above does not include 187 shares of common stock for early exercised stock options that remain subject to the Company’s repurchase right.

Stock Option Activity

The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price (per Share)	Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2023	391,725	$125.40
Exercisable at December 31, 2023	201,505	136.50
Granted	15,047	11.16
Canceled or forfeited	(39,362)	134.34
Outstanding at September 30, 2024	367,410	$119.92	7.3	$200
Exercisable at September 30, 2024	252,346	$130.66	6.9	$64

Options outstanding as of September 30, 2024 consist of stock options vested and expected to vest, assuming no forfeitures. Aggregate intrinsic value as of September 30, 2024 in the table above is the total in-the-money value of the options, which is the aggregate of the difference of each option with an exercise price lower than the Company’s last closing stock price per share of $15.67 as of the last trading day of the quarter ended September 30, 2024.

Restricted Stock Unit Activity

Restricted stock units (“RSUs”) represent the right to receive common stock, subject to vesting for continued service to the Company. The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value (per Unit)
Outstanding at December 31, 2023	135,915	$30.60
Granted	124,430	15.71
Vested	(37,723)	26.82
Canceled	(43,250)	28.20
Outstanding at September 30, 2024	179,372	$21.52

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2024, 34,422 shares of common stock remained available for future issuance under the ESPP. The price at which common stock is purchased by employees under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first day of the offering period or purchase date, whichever is lower. The number of shares of common stock reserved for issuance under the ESPP is increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2041, by a number equal to the lesser of: (a) 48,666 shares of common stock (subject to proportionate adjustment for any additional stock split, stock dividend, reverse stock split occurring subsequent to the Reverse Stock Split, etc.); (b) 1% of the total number of shares of common stock outstanding as of the last day of the prior fiscal year; or (c) a number of shares of common stock determined by the Company’s Board of Directors.

During the nine months ended September 30, 2024 and 2023, 8,208 and 27,513 shares of common stock, respectively, were issued under the ESPP.

Stock-based Compensation Summary

The classification of stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$727	$949	$2,375	$2,847
Selling, general and administrative	1,438	1,845	4,872	5,870
Total stock-based compensation expense	$2,165	$2,794	$7,247	$8,717

As of September 30, 2024, total unrecognized stock-based compensation expense was $10.8 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.

The following table shows the weighted-average assumptions used to calculate the fair value of the stock option awards granted using the Black-Scholes option pricing model during the periods below:

	Nine Months Ended September 30,
Assumption	2024	2023
Expected volatility	60.00%	73.55%
Expected term (years)	5.5	5.3–6.1
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.63%	4.05%

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Employee stock options and unvested RSUs issued and outstanding	546,782	470,273
Series A Common Stock Equivalent Convertible Preferred Stock	83,335	83,335
Common stock subject to the Company’s repurchase right	187	5,002
Total	630,304	558,610

13. Workforce Reduction

On March 14, 2024, the officers of the Company approved a plan for a workforce reduction of approximately 20% of headcount in order to focus the Company’s resources more heavily on its spatial sequencing roadmap. During the nine months ended September 30, 2024, expenses for these activities were $1.6 million, with $0.4 million included in research and development expense and $1.2 million included in selling, general and administrative expense. Total expense comprised $1.2 million for one-time termination benefits to the affected employees, including cash severance and healthcare benefits, and $0.4 million for the acceleration of stock-based compensation to affected employees. As of September 30, 2024, the Company had fully paid all expenses related to the foregoing workforce reduction.

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

Corporate and Financial Overview

Since we were incorporated in 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2024, we incurred a net loss of $63.1 million and used $61.5 million of cash in our operations. As of September 30, 2024, we had an accumulated deficit of $400.7 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of and expenditures on our commercialization and research and development activities.

From the date of our incorporation through September 30, 2024, we have financed our operations primarily through the net proceeds from our initial public offering in June 2021 (the “IPO”), private placements of convertible preferred stock and convertible promissory notes, and borrowings under our credit facility. Through these efforts, we have raised aggregate net proceeds of approximately $447.4 million, net of issuance costs, including $237.2 million net proceeds we raised through our IPO, $130.5 million we raised through the issuance of convertible promissory notes in February 2021, and $10.5 million of advances on our loan agreement with Silicon Valley Bank. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $113.8 million.

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

The Macroeconomic Environment

The global markets have been facing downward pressure, extreme volatility, changing interest rates and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all. The capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and the possibility of a wider global conflict, global sanctions imposed in response thereto or an energy crisis, and other pressures including changing interest rates. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a weakened demand for our products and technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business and results of operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition or our ability to raise capital.

Results and Components of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Revenue	$406	$462	$(56)	-12%	$1,586	$1,830	$(244)	-13%
Cost of revenue	707	527	180	34%	2,483	1,931	552	29%
Gross margin	(301)	(65)	(236)	363%	(897)	(101)	(796)	788%
Operating expenses:
Research and development	9,568	11,220	(1,652)	-15%	31,790	36,074	(4,284)	-12%
Selling, general and administrative	8,202	13,254	(5,052)	-38%	35,036	41,345	(6,309)	-15%
Total operating expenses	17,770	24,474	(6,704)	-27%	66,826	77,419	(10,593)	-14%
Loss from operations	(18,071)	(24,539)	6,468	-26%	(67,723)	(77,520)	9,797	-13%
Other income (expense):
Interest income	1,562	2,464	(902)	-37%	5,506	6763	(1,257)	-19%
Interest expense	(286)	(285)	(1)	%	(856)	(814)	(42)	5%
Total other income	1,276	2,179	(903)	-41%	4,650	5,949	(1,299)	-22%
Net loss	$(16,795)	$(22,360)	$5,565	25%	$(63,073)	$(71,571)	$8,498	12%

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

We have entered into instrument arrangements with certain customers, under which we provide the G4 instrument at no cost to the customer, other than shipping, and the customer pays for consumables at list price, or at list price plus a mark-up, as consumables are ordered, shipped and invoiced. Revenue is recognized as consumables are shipped to the customer and disclosed within consumables revenue in the paragraphs below. The G4 instrument provided to the customer is recorded on our balance sheet as property and equipment. Revenue associated with any lease elements of these arrangements was not material during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes our revenue, cost of revenue and gross margin for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Revenue	$406	$462	$(56)	-12%	$1,586	$1,830	$(244)	-13%
Cost of revenue	707	527	180	34%	2,483	1,931	552	29%
Gross margin	(301)	(65)	(236)	363%	(897)	(101)	(796)	788%

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

Three Months Ended September 30, 2024 and 2023

During the three months ended September 30, 2024, we recognized $0.4 million of revenue for sales of consumables and services and no revenue for sales of instruments.

During the three months ended September 30, 2023, we recognized $0.5 million of revenue consisting of approximately $0.3 million for instrument sales, less than $0.1 million for sales of consumables and $0.1 million of revenue for services. The decrease in revenue period over period was due to no instrument capital purchases and installations during the current period.

Our cost of revenue was $0.7 million for the three months ended September 30, 2024. Cost of sales included warranty costs, service costs and depreciation on instruments at customer sites. Cost of sales was also related to the materials, labor and overhead to build and deliver consumables that were recognized as revenue during the period.

Our gross margin for the three months ended September 30, 2024 was lower compared to the same period in 2023 due to having no instrument sales during the current period, partially offset by higher margins on increased consumables sales. Further, gross margins associated with non–capital purchase arrangements were lower as the related consumable revenue did not exceed associated instrument support and depreciation costs, which were higher due to an increase of non–capital purchase arrangements outstanding during the current period compared to the same period in 2023. We expect our gross margins to continue to be variable as we support our existing G4 customers, focus our activities primarily on completing the development of and commercializing our G4X instrument and consumables, and deliver spatial biology services.

Nine Months Ended September 30, 2024 and 2023

During the nine months ended September 30, 2024, we recognized $1.6 million of revenue, consisting of $0.5 million for instrument sales and $1.1 million for sales of consumables and services.

During the nine months ended September 30, 2023, we recognized $1.8 million of revenue, consisting of $1.6 million for sales of instruments and $0.2 million for sales of consumables and services. The decrease in revenue period over period was due to fewer instrument capital purchases and installations during the nine months ended September 30, 2024, which was a result of us focusing our activities primarily on developing our G4X instrument and consumables. This decrease was offset by higher consumables sales.

Our cost of revenue was $2.5 million for the nine months ended September 30, 2024, which was primarily related to the materials, labor and overhead to build and deliver the consumables and G4 instruments that were recognized as revenue during the period. Cost of sales also includes warranty costs, service costs and depreciation on instruments at customer sites.

Our gross margin for the nine months ended September 30, 2024 was lower compared to the same period in 2023 due to additional discounts on fewer G4 instrument sales, partially offset by higher margins on increased consumables sales. Further, gross margins associated with non–capital purchase arrangements were lower as the related consumable revenue did not exceed associated instrument support and depreciation costs, which were higher due to an increase of non–capital purchase arrangements outstanding during the current period compared to the same period in 2023. We expect our gross margins to continue to be variable as we support our existing G4 customers, focus our activities primarily on completing the development of and commercializing our G4X instrument and consumables, and deliver spatial biology services.

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

The following table summarizes our research and development expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Research and development	$9,568	$11,220	$(1,652)	-15%	$31,790	$36,074	$(4,284)	-12%

Three Months Ended September 30, 2024 and 2023

Research and development expense decreased by $1.7 million, or 15%, for the three months ended September 30, 2024 compared to the same period in 2023. The decrease in the current period was due to a decrease of $1.8 million in employee compensation costs, excluding stock-based compensation, due to reduced headcount period over period. Stock-based compensation expense decreased by $0.2 million period over period due to lower headcount. Lab supplies, research and development materials and consulting expenses decreased by an aggregate of $0.1 million period over period. These decreases were partially offset by an increase of $0.4 million in facilities and information technology costs allocated to research and development period over period.

Nine Months Ended September 30, 2024 and 2023

Research and development expense decreased by $4.3 million, or 12%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in the current period was due to a decrease of $4.2 million in employee compensation costs, excluding stock-based compensation, due to reduced headcount period over period, partially offset by severance costs of $0.3 million. Stock-based compensation expense decreased by $0.6 million period over period due to reduced headcount. Lab supplies, research and development materials and consulting expenses decreased by an aggregate of $0.6 million period over period. These decreases were partially offset by an increase of $0.5 million in facilities and information technology costs allocated to research and development period over period and an increase of $0.3 million in depreciation expense.

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

The following table summarizes our selling, general and administrative expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Selling, general and administrative	$8,202	$13,254	$(5,052)	-38%	$35,036	$41,345	$(6,309)	-15%

Three Months Ended September 30, 2024 and 2023

Selling, general and administrative expenses decreased by $5.1 million, or 38%, for the three months ended September 30, 2024 compared to the same period in 2023. Employee compensation costs, excluding stock-based compensation, decreased by $1.7 million period over period due to reduced headcount. Stock-based compensation expense decreased by $0.4 million period over period due to reduced headcount. During the three months ended September 30, 2024, we recognized a gain on the modification for the partial termination of our lease for our headquarters of $1.6 million, which did not occur in any prior period. Allocated facilities and information technology costs decreased by $1.1 million period over period. Insurance costs decreased by $0.2 million period over period, depreciation decreased by $0.1 million period over period, and other general and administrative costs decreased by $0.2 million period over period. These decreases were partially offset by a $0.2 million impairment charge on our property and equipment that we recognized during the three months ended September 30, 2024.

Nine Months Ended September 30, 2024 and 2023

Selling, general and administrative expenses decreased by $6.3 million, or 15%, for the nine months ended September 30, 2024 compared to the same period in 2023. Employee compensation costs, excluding stock-based compensation, decreased by $1.2 million period over period due to reduced headcount, offset by severance costs of $1.0 million. Stock based-compensation expense decreased by $0.9 million. Impairment expenses decreased by $1.7 million period over period. During the nine months ended September 30, 2024, we recognized a gain on the modification for the partial termination of our lease for our headquarters of $1.6 million, which did not occur in any prior period. Allocated facilities and information technology costs decreased by $1.1 million period over period. Insurance costs decreased by $1.0 million period over period. Depreciation decreased by $0.2 million period over period. These decreases were partially offset by a $0.4 million increase in other selling, general and administrative expenses related to marketing, legal and other costs.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense.

Interest Income—Interest income consists of interest earned on cash, cash equivalents and short-term investments primarily from holdings in government notes, money market funds and corporate notes.

Interest Expense—Interest expense consists of interest related to our SVB Loan, including amortization of debt issuance costs.

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Interest income	1,562	2,464	(902)	-37%	$5,506	$6,763	$(1,257)	-19%
Interest expense	(286)	(285)	(1)	%	(856)	(814)	(42)	5%
Total other income	1,276	2,179	(903)	-41%	4,650	5,949	(1,299)	-22%

Three Months Ended September 30, 2024 and 2023

Other income decreased by $0.9 million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to reduced cash available to be invested in money market funds and short-term investments.

Nine Months Ended September 30, 2024 and 2023

Other income decreased by $1.3 million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to reduced cash available to be invested in money market funds and short-term investments.

Liquidity and Capital Resources

Since we incorporated in June 2016, we have devoted substantially all of our resources to research and product development activities, initiating our commercialization plans, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities. Since our incorporation, we have incurred significant operating losses and negative cash flows from operations and have only recently recognized revenue from product sales. From our incorporation through September 30, 2024, we have financed our operations primarily through the net proceeds from our IPO, private placements of convertible preferred stock and convertible promissory notes and advances on our loan agreement with Silicon Valley Bank. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future, and our net losses may fluctuate significantly from period to period depending on the timing of, and expenditures on, our commercialization and research and development activities. During the nine months ended September 30, 2024, we incurred a net loss of $63.1 million and used $61.5 million of cash in operations. As of September 30, 2024, we had an accumulated deficit of $400.7 million and had cash, cash equivalents and short-term investments of $113.8 million.

Our capital obligations include minimum lease payments of $1.4 million for the remainder of 2024, $4.8 million in 2025 and $68.3 million thereafter. Our capital obligations also include minimum payments under our SVB Loan of $1.5 million for the remainder of 2024, $5.9 million in 2025 and $4.5 million in 2026. Our capital obligations also include payments under our License Agreement with Columbia. Under the License Agreement, we will pay a low six-digit annual license fee for so long as the License Agreement remains in force. For any products within the scope of the License Agreement that we commercialize, we are required to pay royalties ranging from low to mid-single digits on net sales of certain covered products and low single digit royalty rates on net sales of certain other products. We can credit our yearly annual license fee against any yearly royalty fees payable to Columbia. Additionally, if we receive any income in connection with any sublicenses, we must pay Columbia a high single-digit percentage of that income. Finally, the License Agreement provides for payments to Columbia based on our achievement of certain development and commercialization milestones, which could total up to $3.9 million over the life of the License Agreement. Our leases and the License Agreement are further described in Note 9 to the unaudited financial statements contained elsewhere in this report. The SVB Loan is further described in Note 8 to the unaudited financial statements contained elsewhere in this report.

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

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(61,529)	$(54,745)
Investing activities	97,836	13,156
Financing activities	80	624
Net increase in cash and cash equivalents and restricted cash	$36,387	$(40,965)

Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $61.5 million attributable to a net loss of $63.1 million and changes in working capital of $8.4 million, offset by non-cash charges of $9.9 million. Non-cash charges primarily consisted of $7.2 million of stock-based compensation expense, $3.2 million of depreciation, $2.0 million related to the amortization of our right-of-use lease assets, offset by a $1.6 million gain on lease modification for the partial termination of our 3010 lease and $1.3 million in accretion of discounts on short-term investments.

During the nine months ended September 30, 2023, cash used in operating activities was $54.7 million, attributable to a net loss of $71.6 million and changes in working capital of $1.3 million, offset by non-cash charges of $18.1 million. Non-cash charges primarily consisted of $8.7 million of stock-based compensation expense, $3.0 million related to the amortization of our right-of-use lease assets, $2.5 million of depreciation, $1.9 million of long-lived asset impairment charges, offset by $1.8 million of cash lease incentives received.

Investing Activities

During the nine months ended September 30, 2024, cash provided by investing activities was $97.8 million, which related to proceeds from maturities and sales of available-for-sale securities of $135.7 million, offset by purchases of available-for-sale securities of $37.9 million.

During the nine months ended September 30, 2023, cash provided by investing activities was $13.2 million, which related to proceeds from maturities and sales of available-for-sale securities of $142.8 million, offset by purchases of available-for-sale securities of $129.1 million and $0.6 million in payments for purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, cash provided by investing activities was less than $0.1 million, which was related to proceeds from the issuance of common stock under our employee stock purchase plan.

During the nine months ended September 30, 2023, cash provided by financing activities was $0.6 million, which was primarily related to proceeds from the issuance of common stock under our employee stock purchase plan.

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

On September 30, 2021, we refinanced our 2019 SVB Loan. In connection with the refinancing, we entered into the Loan Agreement (the “2021 SVB Loan,” together with the 2019 SVB Loan, the “SVB Loans”) with SVB. The 2021 SVB Loan provides for term loans in an aggregate principal amount of up to $35.5 million to be delivered in three tranches. The tranches consist of: (i) a term loan advance to us in an aggregate principal amount of $10.5 million on the loan closing date (the “First Tranche”); (ii) an additional term loan advance available to us through September 30, 2022 in an aggregate principal amount of $15.0 million (the “Second Tranche”); and (iii) subject to SVB’s approval, our right to request that SVB make an additional term loan advance in an aggregate principal amount of $10.0 million. The proceeds from the First Tranche were used to repay in full the existing indebtedness under the 2019 SVB Loan. The 2021 SVB Loan matures on September 1, 2026 and bears interest at an annual rate equal to the greater of (a) 0.75% plus the prime rate as reported in The Wall Street Journal and (b) 4.00%. As of September 30, 2024, the SVB Loan bears interest at an annual rate of 8.75%. The 2021 SVB Loan has an initial interest-only period of 36 months. We began making principal payments under this loan in October 2024. In addition, a final payment (the “Final Payment Fee”) equal to the original principal amount of each advance multiplied by 4.00% will be due on the maturity date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks during the quarter ended September 30, 2024 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Risks Related to Our Business and Industry

We may not enter into a strategic transaction, which could have an adverse effect on our stock price and our business.

In September 2024, we disclosed that we had received non-binding proposals from Deerfield Management Company, L.P. (“Deerfield”), an existing stockholder, and certain affiliated funds, and from Concentra Biosciences, LLC (“Concentra”), an affiliate of Tang Capital Partners, LP, to acquire all of the Company’s outstanding shares of common stock. We also disclosed that our Board previously formed a special committee of independent directors (the “Special Committee”) to evaluate and consider the Company’s strategic alternatives, which would, among other things, include the proposals submitted by Deerfield and Concentra. Our Board and Special Committee, along with their legal, financial and other advisors, have been assessing and exploring these opportunities, which may include, among other transactions, a sale of the Company, a merger or share exchange involving the Company, or the sale of some or all of the Company’s assets.

Following a series of negotiations with the Special Committee in a competitive process, Deerfield amended the terms of its non-binding proposal to increase the purchase price it offered to pay to acquire all of the Company’s outstanding shares of common stock that are not already owned by Deerfield to $24.00 per share (the “Deerfield Proposal”). On October 31, 2024, based on the terms of the Deerfield Proposal, we entered into an exclusivity agreement with Deerfield to facilitate completion of Deerfield’s due diligence and the preparation and negotiation of definitive agreements with respect to the transactions contemplated by the Deerfield Proposal (the “Proposed Transaction”). Execution of definitive agreements for the Proposed Transaction remains subject to, among other things, satisfactory completion of confirmatory due diligence by Deerfield and approvals by the Special Committee and our Board of Directors. Further, any definitive agreement entered into in connection with the Proposed Transaction would be subject to customary closing conditions, including obtaining approval for the Proposed Transaction by our stockholders. No assurance can be given that any definitive agreement will be entered into with respect to the Proposed Transaction, that the Proposed Transaction will be consummated, or that the Proposed Transaction will be consummated on the terms contemplated by the Deerfield Proposal.

No decision has been made at this time by our Special Committee or our Board of Directors as to whether to engage in any particular transaction, including the Proposed Transaction. Any recommendation of the Special Committee or decision of our Board would depend on factors they deem relevant, which may include our projected financial performance and any partner or buyer in a strategic transaction (including Deerfield), the likelihood that any such transaction (including the Proposed Transaction) could be successfully completed, the potential value to our stockholders, potential synergies that could be achieved from any strategic transaction, available alternative options and market conditions. There can be no assurance that our Special Committee will recommend or that our Board will authorize the pursuit of any strategic alternative, including the Proposed Transaction. Moreover, there can be no assurance as to the terms or the timing of any potential transaction, or whether any transaction may ultimately occur. Any potential transaction (including the Proposed Transaction) would depend on a number of factors, many of which may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business (including Deerfield), and the availability of financing to potential buyers on terms that they deem acceptable. Our inability to complete a strategic transaction (including the Proposed Transaction) could result in increased volatility of our stock.

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

We have incurred significant losses since we were formed in 2016 and have only recently generated revenue. We expect to continue to incur significant losses for the foreseeable future as we expand our business operations, manufacture and commercialize the G4, develop and commercialize the G4X and spatial biology services, continue to enhance and develop our current and future products and implement our business plans and strategies. Our net loss for the nine months ended September 30, 2024 was $63.1 million and for the nine months ended September 30, 2023 was $71.6 million. As of September 30, 2024, we had an accumulated deficit of $400.7 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and service offerings and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the G4. Over the next several years, we expect to continue to incur significant expenses as we continue our research and development activities, continue to commercialize the G4, continue the development of the G4X and our product pipeline and spatial biology service offerings, continue to build our sales and marketing organization and increase our manufacturing and commercialization capabilities. These efforts may prove to be more costly, or take longer, than we currently anticipate. Additionally, we may encounter unforeseen expenses, product development or manufacturing delays, declines in revenue or other unknown factors that may result in losses in future periods. We have only recently generated revenue, and we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we have incurred and will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. To date, we have financed our operations principally from the sale of common stock, convertible preferred stock, convertible notes and the incurrence of other indebtedness. There can be no assurance that our revenue and gross margin will increase sufficiently such that our net losses decrease, or that we attain profitability, in the future. Further, our limited operating history makes it difficult to effectively plan for and model our operating expenses and our ability to generate revenue. Our ability to achieve and then sustain profitability is based on numerous factors, many of which are beyond our control, including the impact of market acceptance of our products, product development results and timing, offerings or actions taken by our competitors, our market penetration and margins and current and future litigation. We may never be able to generate sufficient revenue to achieve or sustain profitability, which could negatively impact the value of our common stock.

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
•
the impact of recent macroeconomic conditions on our business, financial condition, liquidity and results of operations, including inflation, changing interest rates and volatile market conditions, instability in the global banking system, and other global events, including the ongoing war in Ukraine and conflicts in the Middle East;
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

We have experienced net losses and negative cash flows from operations since our formation in 2016. As of September 30, 2024, we had an accumulated deficit of $400.7 million. Over the next several years, we expect to continue to incur significant expenses as we continue to build our sales and marketing organization, begin commercially offering spatial biology services, increase our manufacturing and commercialization capabilities, continue our research and development activities and continue the development and enhancement of our products and services. These efforts may prove to be more costly, or take longer, than we currently anticipate. We have only recently recognized revenue, and we may never generate revenue sufficient to offset our expenses. If our revenue does not eventually grow to a level that exceeds our expenses, we will not be able to achieve or maintain profitability. Additionally, we may encounter unexpected development delays, unforeseen expenses, operating delays, declines in revenue or other unknown factors that may result in losses in future periods. If we are unable to achieve and maintain sustained profitability, our business, results of operations, financial condition and prospects will be materially harmed.

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
•
the impact of recent macroeconomic conditions on our business, financial condition, liquidity and results of operations, including inflation, changing interest rates and volatile market conditions, instability in the global banking system, and global events, including the ongoing war in Ukraine and conflicts in the Middle East;
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

As of September 30, 2024, we owed $10.5 million of principal under our SVB Loan (as defined in Note 8 to our financial statements elsewhere in this report). In addition to this outstanding amount, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our SVB Loan contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur additional indebtedness, grant liens, make certain fundamental changes and asset sales, pay dividends or make other distributions to holders of our stock, make investments or engage in transactions with our affiliates. Such restrictions could limit our ability to take certain actions and reduce our flexibility to run and manage our business, which could have an adverse effect on our results of operations. The obligations under the SVB Loan are also secured by liens on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the SVB Loan, SVB could proceed against such assets. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.

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

Our instruments utilize novel and complex technologies and may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we commercialize our products, these risks may increase. We provide and expect to continue to provide warranties that our products will meet performance expectations and will be free from defects. From time to time, we experience defects in our products, and the costs to cure such defects and any defects or errors we detect in the future may be substantial and could materially adversely affect our operating margins.

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

We rely on patent, trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary products, services and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2024, we have over 70 issued utility patents covering various aspects of our proprietary NGS and spatial multiomics technologies. If we fail to obtain additional patent protection for our products and technology and maintain and protect our intellectual property rights, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. Further, if we are unable to obtain and maintain sufficient intellectual property protection for our products, services and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our ability to successfully commercialize our products and services may be impaired.

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

We intend to market and sell the G4, the G4X, our spatial biology services, and future products and services to academic and research institutions and research companies, government laboratories, hospitals, and biotechnology, consumer genomics and proteomics, commercial molecular diagnostic laboratories, and agrigenomics companies for research use only (“RUO”). Our products and services are not currently designed, or intended to be used, for clinical diagnostic tests, services or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-40443	3.1	June 1, 2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-40443	3.1	June 27, 2024
3.3	Amended and Restated Bylaws of Registrant.	8-K	001-40443	3.2	June 1, 2021
3.4	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, par value $0.0001 per share, of the Registrant.	8-K	001-40443	3.1	January 26, 2022
10.1	Third Amendment to Lease Agreement, dated August 2, 2024, by and between ARE-SD Region No. 27, LLC and the Registrant.	8-K	001-40443	10.1	August 7, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Singular Genomics Systems, Inc.

Date: November 12, 2024	/s/ Andrew Spaventa
Andrew Spaventa
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Dalen Meeter
Dalen Meeter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)